Form 10-Q
period 1995-04-01
INACOM CORP
filed 1995-05-11
CIK 818815

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                             -----------------
                                 FORM 10-Q
                             -----------------


(Mark One)

( X )   Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Quarterly Period
        Ended April 1, 1995

                                    OR

(   )   Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934



                  Commission file number:  0-16114



                          INACOM CORP.
       (Exact name of registrant as specified in its charter)


	          Delaware                              47-0681813
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)              Identification Number)




                         10810 Farnam, Suite 200
                         Omaha, Nebraska 68154
                 (Address of principal executive offices)
                     Telephone number (402) 392-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                  Yes   (X)                    No  (  )



As of May 1, 1995 there were 9,918,818 common shares of the registrant outstanding.

                          InaCom Corp. and Subsidiaries
                    Condensed and Consolidated Balance Sheets
                                 (Unaudited)
                            (Amounts in Thousands)

                                              	April 1,     December 31,
                                              	  1995           1994
                                               --------      ----------
ASSETS

Current assets:
 Cash and cash equivalents                   $   12,429         10,514
 Accounts receivable, net                       185,554        184,973
 Inventories                                    262,582        228,652
 Other current assets                             6,350          6,097
                                                -------        -------
 Total current assets                           466,915        430,236
                                                -------        -------

Other assets, net                                17,890         18,702
Cost in excess of net assets of business
  acquired, net of accumulated amortization      25,700         26,081
Property and equipment, net                      43,679         44,856
                                                -------        -------
                                             $  554,184        519,875
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                            $  241,843        226,121
 Notes payable and current portion of
   long-term debt                               111,681         96,710
 Other current liabilities                       30,047         28,646
                                                -------        -------
 Total current liabilities                      383,571        351,477
                                                -------        -------

Long-term debt                                   30,333         30,333
Other long-term liabilities                       2,475          2,475

Stockholders' equity:
 Capital stock:
 Class A preferred stock of $1 par value.
   Authorized 1,000,000 shares; none issued          --             --
 Common stock of $.10 par value. Authorized
   30,000,000 shares; issued
   10,040,000 shares                              1,004          1,004
 Additional paid-in capital                      89,250         89,314
 Retained earnings                               49,281         47,167
                                                -------        -------
                                               	139,535        137,485
 Less:
 Cost of common shares in treasury of
    121,182 in 1995 and 176,182 in 1994           1,050          1,533
 Unearned restricted stock                          680            362
                                                -------        -------
 Total stockholders' equity                     137,805        135,590
                                                -------        -------
                                             $  554,184        519,875
                                                =======        =======

                          InaCom Corp. and Subsidiaries
                 Condensed and Consolidated Statement of Earnings
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)



                                                     THIRTEEN WEEKS ENDED
                                                    April 1,       March 26,
                                                      1995           1994
                                                    -------         --------
Revenues:
 Independent reseller channel and
   distribution facilities                        $ 241,364          214,054
 Company-owned business centers                     221,686          171,116
 Other                                               20,906           14,124
                                                   --------          -------
                                                    483,956          399,294
                                                   --------          -------
Direct costs:
 Independent reseller channel and
   distribution facilities                          233,253          200,630
 Company-owned business centers                     189,221          143,934
 Other                                               15,566           10,107
                                                    -------          -------
                                                    438,040          354,671
                                                    -------          -------

Gross margin                                         45,916           44,623

Selling, general and administrative expenses         39,516           37,720
                                                     ------           ------

Operating income                                      6,400            6,903

Interest expense                                      2,817            2,445
                                                      -----            -----

Earnings before income tax                            3,583            4,458

Income tax expense                                    1,469            1,828
                                                      -----            -----

Net earnings                                      $   2,114            2,630
                                                      =====            =====

Earnings per share                                    $ .21              .26
                                                      =====            =====

Weighted average shares outstanding                  10,300           10,300
                                                     ======           ======

                        InaCom Corp. and Subsidiaries
              Condensed and Consolidated Statement of Cash Flows
                                  (Unaudited)
                             (Amounts in Thousands)



                                                   THIRTEEN WEEKS ENDED
                                                   April 1,    	March 26,
                                                     1995         1994
                                                   -------      --------
Cash flows from operating activities:
 Net earnings                                     $  2,114         2,630
 Adjustments to reconcile net earnings to
  net cash used in operating activities:
   Depreciation and amortization                     4,973         4,546
   Increase in accounts receivable                    (581)      (12,887)
   Increase in inventories                         (33,930)      (36,806)
   Increase in other current assets                   (253)         (246)
   Increase in accounts payable                     15,722        33,377
   Increase (decrease) in other current
    liabilities                                      1,401        (1,651)
   Decrease in long-term liabilities                    --           (76)
                                                   --------      --------
      Net cash used in operating activities        (10,554)      (11,113)
                                                   --------      --------

Cash flows from investing activities:
 Additions to property and equipment                (2,195)       (4,923)
 Proceeds from notes receivable                        407           206
 (Increase) decrease in other assets                  (714)        2,158
                                                    -------       -------
      Net cash used in investing activities         (2,502)       (2,559)
                                                    -------       -------
Cash flows from financing activities:
 Proceeds of long-term debt                             --        17,000
 Proceeds (payments) of short-term debt             14,971        (8,100)
 Proceeds from exercise of stock options                --           414
                                                    ------        ------
 Net cash provided by financing activities          14,971         9,314
                                                    ------        ------
Net increase (decrease) in cash and cash
  equivalents                                        1,915        (4,358)
Cash and cash equivalents, beginning of the
  period                                            10,514         9,672
                                                    ------         -----
Cash and cash equivalents, end of the period    $   12,429         5,314
                                                    ======         =====


                         InaCom Corp. and Subsidiaries
            Notes to Condensed and Consolidated Financial Statements
                                   (Unaudited)

1. Condensed and Consolidated Financial Statements

The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three months ended April 1, 1995 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1995.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment and related materials.

3. Common Stock

Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding during each period presented.

4. Supplemental Disclosures of Cash Flow Information

For purposes of the condensed and consolidated statement of cash flows, the Company considers cash and cash investments with a maturity of three months or less to be cash equivalents.


Interest and income taxes paid are summarized as follows (dollars in thousands):
                                                 1995        1994
                                                 -----       -----
 Interest paid                               $   2,648       1,820
 Income taxes paid                           $   1,063       2,048
                                                 =====       =====

5.  Marketing Development Funds

Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. The funds or credits received are based on the purchases or sales of the vendor's products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 3% of purchases from these vendors.

                     Management's Discussion and Analysis
                                      of
                 Financial Condition and Results of Operations

Results of Operations

Revenues for the first quarter of 1995 increased $84.7 million or 21.2% over the first quarter of 1994. Revenue growth resulted primarily from the Company-owned business centers where revenue increased $50.6 million or 29.6% during the first quarter of 1995 compared to the same period in 1994. Revenue from the independent reseller channel increased $27.3 million or 12.8% during the first quarter of 1995 compared to the same period in 1994. Revenue from other sources increased $6.8 million or 48.0% during the first quarter of 1995 compared to the same period in 1994.

Revenues from the Company-owned business centers increased as a result of broad based revenue growth across all regional locations. Revenues from the independent reseller channel increased as a result of industry growth and an increase in products shipped directly to the end-user customer on instruction from the reseller. Revenue from other sources increased primarily as a result of the growth in voice and data equipment sales.

The sales backlog at April 1, 1995 was $42.5 million compared to $93.0 million at the end of the same quarter of the previous year. The decrease in backlog is the result of better product availability from the manufacturers. Such backlog orders are not necessarily firm since large end-user customers may place orders with several computer resellers and accept products from the first computer reseller to provide delivery.

Gross margin dollars for the first quarter of 1995 increased $1.3 million or 2.9% over the same quarter of 1994. The gross margin percentage was 9.5% for the first quarter of 1995 compared to 11.2% for the first quarter of 1994. The gross margin percentage for the independent reseller channel was 3.4% in the first quarter of 1995 and 6.3% in the first quarter of 1994. The gross margin percentage for the Company-owned business centers was 14.6% in the first quarter of 1995 compared to 15.9% in the first quarter of 1994. The gross margin percentage from other sources was 25.5% in the first quarter of 1995 and 28.4% in the first quarter of 1994.

The decrease in gross margin percentage for the independent reseller channel in the first quarter of 1995 resulted from market pricing pressures. These market pricing pressures are primarily attributable to open sourcing. Open sourcing, which began in the second quarter of 1994, resulted from certain manufacturers lessening or eliminating requirements for independent resellers to purchase product from one source. While gross margin percentages declined when comparing the first quarter of 1995 with the same quarter in 1994, the gross margin percentage in the independent reseller channel increased slightly from 3.3% in the fourth quarter of 1994.

The decrease in gross margin percentages for the Company-owned business centers for the first quarter of 1995 also resulted from market pricing pressures. While gross margin percentages declined when comparing the first quarter of 1995 with the same quarter in 1994, the gross margin percentages for the Company-owned business centers have increased by approximately one-half percentage point from the fourth quarter of 1994.

Gross margin percentages from other sources decreased in 1995 as a result of the mix of revenue between voice and data equipment and repair and maintenance services.

                    Management's Discussion and Analysis
                                     of
                Financial Condition and Results of Operations
                                 (Continued)

Selling, general and administrative (SG&A) expenses for the quarter ended April 1, 1995 were $39.5 million versus $37.7 million for the corresponding period in 1994. SG&A as a percent of revenue was 8.2% in the first quarter of 1995 versus 9.4% in the first quarter of 1994. The increase in spending resulted primarily from the increased revenues while the decrease in SG&A as a percent of revenue resulted from the operational efficiencies achieved through investments in distribution center automation and information systems.

Interest expense was $2.8 million in the first quarter of 1995 versus $2.4 million in the first quarter of 1994. Interest expense increased due to higher average borrowing rates. Average daily borrowings for the first quarter of 1995 were $41.1 million less than the average borrowings for the same period in the prior year while the average borrowing rate increased approximately 2.4 percentage points from the same period in the prior year.

The effective tax rate was 41.0% for the first quarter of 1995 and 1994.

Net earnings were $2.1 million or $.21 per share for the quarter ended April 1, 1995 versus $2.6 million or $.26 per share for the corresponding period in 1994. This decrease results from the factors discussed above.


Liquidity and Capital Resources

The Company's primary sources of liquidity are provided through a revolving credit facility of $150.0 million, short term lines of credit and promissory notes of $40.0 million and $37.0 million in private placement loans.

The $150.0 million revolving credit facility expires September 30, 1996 with interest based on the federal funds rate, LIBOR, secondary adjusted CD rate or a mutually agreed negotiated rate at the Company's option.
At April 1, 1995, $105 million was outstanding on the revolving credit facility and the interest rate was 7.09%.

The short-term lines of credit and promissory notes provide for borrowings at negotiated interest rates and contain no facility fees. At April 1, 1995 there were no outstanding balances under these agreements.

The two private placement notes are held by unaffiliated insurance companies. The principal amount of the first note, $20 million, is payable in three annual installments of $6.7 million commencing on May 31, 1995 and bears interest at 10.31% payable quarterly. The principal amount of the second note, $17 million, is payable in five annual installments of $3.4 million commencing on February 28, 1997 and bears interest at 6.83% payable quarterly.

The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the payment of dividends to an amount equal to available net earnings. Available net earnings for dividend distribution are the remaining earnings after one half of the net earnings each year are added to the minimum level of working capital. The Company was in compliance with the covenants contained in the debt agreements at April 1, 1995.

Long-term debt was 18.0% of total long-term debt and equity at April 1, 1995 versus 20.9% at March 26, 1994.

                    Management's Discussion and Analysis
                                     of
                Financial Condition and Results of Operations
                                 (Continued)

During the first quarter of 1995 the Company used $10.6 million of cash in operations. Inventory increased by $33.9 million during the first quarter with a portion of the increase financed through an increase in accounts payable of $15.7 million. Inventory increased during the quarter as a result of inventory positions taken on new product lines of several major manufacturers in March of 1995. Accounts payable increased as a result of the increase in inventory as well as the Company's continued focus on matching accounts payable and inventory levels.

Cash used in investing activities for the first quarter of 1995 totaled $2.5 million, of which $2.2 million resulted from additions to property and equipment. Cash was also provided from financing activities through proceeds from short-term borrowings of $15.0 million.

The Company believes the funding expected to be generated from operations and provided by the credit facilities will be sufficient to meet working capital and capital investment needs in 1995.

                        InaCom Corp. and Subsidiaries

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 20, 1995. Stockholders voted on the following two items:

(a)  Election of Directors

 Director                              Vote For         Vote Withheld
 ----------                           -----------       -------------
 Joseph Auerbach                      8,663,135             109,291
 Bill L. Fairfield                    8,500,995             271,431
 W. Grant Gregory                     8,608,068             164,358
 Joseph T. Inatome                    8,523,271             249,155
 Rick Inatome                         8,522,349             250,077
 Gary L. Schwendiman                  8,665,545             106,881
 Durward B. Varner                    8,660,535             111,891


(b)  Approval of appointment of independent accountants KPMG Peat
Marwick for fiscal 1995.  The stockholder vote on such proposal was:
8,700,543 for;  30,242 against;  41,641 abstain.


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.


INACOM CORP.


                            David C. Guenthner
                            Executive Vice President and
                            Chief Financial Officer


Dated this 11th day of May, 1995.