Form 10-Q
period 1995-07-01
INACOM CORP
filed 1995-08-11
CIK 818815

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                -----------------
                                   FORM 10-Q
                                -----------------


      (Mark One)

       ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
               Period Ended July 1, 1995

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

                      Yes   (X)                    No  (  )



        As of August 1, 1995 there were 9,994,668 common shares of the registrant outstanding.

                            InaCom Corp. and Subsidiaries
                      Condensed and Consolidated Balance Sheets
                                     (Unaudited)
                                (Amounts in Thousands)

                                                July 1,   December 31,
                                                 1995         1994
                                                 -----        -----
                    ASSETS
Current assets:
  Cash and cash equivalents                 $    17,944       10,514
  Accounts receivable, net                      101,871      184,973
  Inventories                                   253,097      228,652
  Other current assets                            6,138        6,097
                                               --------     --------
     Total current assets                       379,050      430,236
                                               --------     --------

Other assets, net                                16,775       18,702
Cost in excess of net assets of business
 acquired, net of accumulated amortization       25,319       26,081
Property and equipment, net                      41,311       44,856
                                               --------     --------
                                            $   462,455      519,875
                                               ========     ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $   233,359       226,121
  Short term borrowings
     and current portion of long-term debt       35,667        96,710
  Other current liabilities                      26,678        28,646
                                                -------       -------
     Total current liabilities                  295,704       351,477
                                                -------       -------

Long-term debt                                   23,667        30,333
Other long-term liabilities                       2,475         2,475

Stockholders' equity:
 Capital stock:
   Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none issued         --           --
   Common stock of $.10 par value. Authorized
     30,000,000 shares; issued
     10,040,000 shares                            1,004         1,004
   Additional paid-in capital                    89,265        89,314
   Retained earnings                             51,856        47,167
                                                -------       -------
                                                142,125       137,485
  Less:
   Cost of common shares in treasury of
    108,282 in 1995 and 176,182 in 1994             936         1,533
   Unearned restricted stock                        580           362
                                                -------       -------
     Total stockholders' equity                 140,609       135,590
                                                -------       -------
                                            $   462,455       519,875
                                                =======       =======

                           InaCom Corp. and Subsidiaries
                 Condensed and Consolidated Statement of Operations
                                    (Unaudited)
                    (Amounts in Thousands, Except Per Share Data)



                                      THIRTEEN WEEKS     TWENTY-SIX WEEKS
                                           ENDED               ENDED
                                     July 1,  June 25,    July 1,  June 25,
                                      1995      1994       1995      1994
                                     -------  --------    -------  --------

Revenues:
  Independent reseller channel
    and distribution facilities   $  268,883   213,678    510,247   427,732
  Company-owned business centers     235,018   178,995    456,704   350,111
  Other                               23,008    15,970     43,914    30,094
                                     -------   -------  ---------   -------
                                     526,909   408,643  1,010,865   807,937
                                     -------   -------  ---------   -------
Direct costs:

  Independent reseller channel
    and distribution facilities      259,984   207,288    493,237   407,918
  Company-owned business centers     200,975   156,802    390,196   300,736
  Other                               17,562    11,775     33,128    21,882
                                     -------   -------    -------   -------
                                     478,521   375,865    916,561   730,536
                                     -------   -------    -------   -------

Gross margin                          48,388    32,778     94,304    77,401

Selling, general and
 administrative expenses              40,361    43,292     79,877    81,012
                                      ------    ------     ------    ------

Operating income (loss)                8,027   (10,514)    14,427    (3,611)

Interest expense                       3,663     2,872      6,480     5,317
                                       -----    ------     ------     -----

Earnings (loss) before income tax      4,364   (13,386)     7,947    (8,928)

Income tax expense (benefit)           1,789    (5,488)     3,258    (3,660)
                                       -----    -------     -----    -------

Net earnings (loss)               $    2,575    (7,898)     4,689    (5,268)
                                       =====    =======     =====    =======
Earnings (loss) per share              $ .25      (.77)       .46      (.51)
                                       =====    =======    ======    =======
Weighted average shares outstanding   10,300     10,300    10,300     10,300
                                      ======    =======    ======    =======

                            InaCom Corp. and Subsidiaries
                  Condensed and Consolidated Statement of Cash Flows
                                     (Unaudited)
                                (Amounts in Thousands)


                                                TWENTY-SIX WEEKS ENDED
                                                 July 1,     June 25,
                                                  1995         1994
                                                 -------     --------
Cash flows from operating activities:

  Net earnings (loss)                          $   4,689     (5,268)
  Adjustments to reconcile net earnings (loss)
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization                  9,831      9,455
    (Increase) decrease in accounts receivable   (16,898)    28,603
    Increase in inventories                      (24,445)    (7,708)
    Increase in other current assets                 (41)    (4,971)
    Increase in accounts payable                   7,238      7,321
    (Decrease)increase in other current
      liabilities                                 (1,968)     9,629
    Decrease in long-term liabilities                 --     (1,102)
                                                  ------     ------
      Net cash (used in) provided by
         operating activities                    (21,594)    35,959
                                                  ------     ------

Cash flows from investing activities:

  Additions to property and equipment             (3,197)    (9,672)
  Proceeds from notes receivable                     568        361
  (Increase) decrease in other assets               (711)       716
                                                  -------    -------
      Net cash used in investing activities       (3,340)    (8,595)
                                                  -------    -------

Cash flows from financing activities:

 (Payments of) proceeds from long-term debt       (6,667)    17,000
 Proceeds from receivables sold                  100,000         --
 Payments of short-term borrowings               (61,043)   (44,990)
 Proceeds from exercise of stock options              74        414
                                                 -------    --------
      Net cash provided by (used in)
         financing activities                     32,364    (27,576)
                                                 -------    --------

Net increase (decrease) in cash and cash
  equivalents                                      7,430       (212)
Cash and cash equivalents, beginning of the
  period                                          10,514      9,672
                                                  ------      -----
Cash and cash equivalents, end of the period  $   17,944      9,460
                                                  ======      =====

                           InaCom Corp. and Subsidiaries
              Notes to Condensed and Consolidated Financial Statements
                                    (Unaudited)

1. Condensed and Consolidated Financial Statements

The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the six months ended July 1, 1995 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1995.

2.  Accounts Receivable

In June 1995, the Company entered into an agreement to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On July 1, 1995, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At July 1, 1995, the interest rate was 7.92%

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment and related materials.

4. Common Stock

Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding during each period presented.

5. Supplemental Disclosures of Cash Flow Information

For purposes of the condensed and consolidated statement of cash flows, the Company considers cash and cash investments with a maturity of three months or less to be cash equivalents.

Interest and income taxes paid are summarized as follows (dollars in thousands):
                                                  1995            1994
                                                 ------          -----

      Interest paid                           $   7,203          5,460
      Income taxes paid                       $   1,526            441
                                                  =====          =====

6.  Marketing Development Funds

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

                        Management's Discussion and Analysis
                                         of
                   Financial Condition and Results of Operations


Results of Operations
- ---------------------

Revenues for the second quarter and first six months of 1995 increased $118 million or 28.9% and $203 million or 25.1% over the second quarter and first six months of 1994, respectively. Revenue growth resulted primarily from the Company-owned business centers where revenue increased $56 million (31.3%) and $106.6 million (30.5%) over the second quarter and first six months of 1994, respectively.
Revenue from the independent reseller channel increased $55.2 million (25.8%) and $82.5 million (19.3%) over the second quarter and first six months of 1994, respectively. Revenue from other sources increased $7 million (44.1%)and $13.8 million (45.9%) over the second quarter and first six months of 1994, respectively.

Revenues from the Company-owned business centers increased as a result of broad based revenue growth across all regional locations. Revenues from the independent reseller channel increased as a result of broad based growth within the Company's existing reseller channel, an increase in products shipped directly to the end-user customer on instruction from the reseller and an increase in second source revenue. Second source revenue is generated from sales to independent resellers who are not InaCom resellers by contract. These revenues are primarily a result of open sourcing which resulted from certain manufacturers, during 1994, lessening or eliminating requirements from independent resellers to purchase product from one source. Revenue from other sources increased as a result of the growth in voice and data equipment sales as well as growth in product liquidation sales.

The sales backlog at July 1, 1995 was $37.3 million compared to $87.5 million at the end of the same quarter of the previous year. The decrease in backlog is the result of better product availability from the manufacturers. Such backlog orders are not necessarily firm since large end-user customers may place orders with several computer resellers and accept products from the first computer reseller to provide delivery.

Gross margin dollars for the second quarter and first six months of 1995 increased $15.6 million (47.6%) and $16.9 million (21.8%) over the second quarter and first six months of 1994, respectively. The gross margin percentage was 9.2% for the second quarter of 1995 compared to 8.0% for the second quarter of 1994, and 9.3% for the first six months of 1995 versus 9.6% for the comparable period of 1994. The gross margin percentage for the independent reseller channel was 3.3% in the second quarter of 1995 compared to 3.0% for the second quarter of 1994, and 3.3% for the first six months of 1995 versus 4.6% for the comparable period of 1994. The gross margin percentage for the Company-owned business centers was 14.5% in the second quarter of 1995 compared to 12.4% in the second quarter of 1994, and 14.6% for the first six months of 1995 versus 14.1% for the comparable period of 1994. The gross margin percentage from other sources was 23.7% in the second quarter of 1995 compared to 26.3% in the second quarter of 1994, and 24.6% for the first six months of 1995 versus 27.3% for the comparable period in 1994.

During the second quarter of 1994 the Company reported a loss due in part to non-recurring charges relating to (i) a Department of Defense contract, $4.5 million; (ii) settlement of certain warranty claims, $1.0 million; (iii) a receivable from a supplier that filed bankruptcy, $1.3 million; and (iv) severance costs for corporate staff reductions, $320,000. A more detailed description of such charges was included in the Company's 10-K report for the fiscal year ended December 31, 1994.

Excluding the impact of the non-recurring charges recognized in the second quarter of 1994, gross margin dollars for the second quarter and first six months of 1995 increased $10.5 million (27.8%) and $11.8 million (14.3%) over the second quarter and first six months of 1994, respectively. The gross margin percentage for the second quarter and first six months of 1995, exclusive of non-recurring charges recognized in the second quarter of 1994, decreased 0.1 and 0.9 percentage points over the second quarter and first six months of 1994, respectively. The gross margin percentages for the independent reseller channel for the second quarter and first six months of 1995, exclusive of non-recurring charges recognized in the

                         Management's Discussion and Analysis
                                          of
                     Financial Condition and Results of Operations
                                      (Continued)

second quarter of 1994, decreased 0.8 and 1.9 percentage points over the second quarter and first six months of 1994, respectively. The gross margin percentage for the Company-owned business centers for the second quarter and first six months of 1995, exclusive of non-recurring charges recognized in the second quarter of 1994, increased
0.5 percentage points and decreased 0.3 percentage points over the second quarter and first six months of 1994, respectively.

The decrease in gross margin percentages for the independent reseller channel resulted from market pricing pressures. These market pricing pressures are primarily attributable to open sourcing which began in the second quarter of 1994. The gross margin percentage in the independent reseller channel was 3.3% in the second quarter of 1995, 3.4% in the first quarter of 1995 and 3.3% in the fourth quarter of 1994.

The increase in gross margin percentages for the Company-owned business centers in the second quarter of 1995 is a result of a better mix of sales of higher margin services, technical and consulting, versus sales of lower margin hardware and software products. The decrease in gross margin percentage for the first six months of 1995 versus the same period in the prior year is due to a decrease in hardware and software margins. The decrease in hardware and software margins is a result of lower margins obtained on selling products in larger volumes to customers.

The decrease in gross margin percentage from other sources in the second quarter and first six months of 1995 when compared to the same periods in 1994 is primarily a result of the increase in lower margin product liquidation sales in relation to higher margin voice and data communications equipment, service and rental revenues.

Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 1995 decreased $2.9 million (6.8%) and $1.1 million (1.4%)over the second quarter and first six months of 1994, respectively. SG&A as a percent of revenue was 7.6% in the second quarter of 1995 compared to 10.6% in the second quarter of 1994, and 7.9% for the first six months of 1995 compared to 10.0% for the comparable period in 1994. Excluding the impact of non-recurring charges recognized in the second quarter of 1994, SG&A expenses for the second quarter and first six months of 1995 decreased $0.9 million (2.2%) and increased $0.9 million (1.1%) over the second quarter and first six months of 1994, respectively. SG&A as a percent of revenue decreased 2.4 and 1.9 percentage points over the second quarter and first six months of 1994 excluding the impact of non-recurring charges recognized in the second quarter of 1994.

The decrease in spending for the second quarter of 1995 versus the same period in 1994 resulted primarily from holding expense levels and an increase in market development funds earned from various vendors and credited against SG&A. The increase in vendor funds resulted from higher revenues in the second quarter of 1995 compared to the same period in 1994. The increase in spending for the first six months of 1995 compared to the same period in 1994 resulted primarily from spending due to the increased revenues. The decrease in SG&A as a percent of revenue for the second quarter and first six months of 1995 versus the same periods in 1994 resulted from the increase in market development funds earned, as mentioned above, as well as the operational efficiencies achieved through investments in distribution center automation and information systems.

Interest expense was $3.7 million in the second quarter of 1995 compared to $2.9 million in the second quarter of 1994, and $6.5 million for the six months ended July 1, 1995 compared to $5.3 million for the comparable period in 1994. Interest expense increased due to higher average borrowing rates. Average daily borrowings for the second quarter of 1995 were $24.5 million less than the average borrowings for the same period in the prior year, and $32.8 million less for the first six months of 1995 than the average borrowings for the same period in 1994. The average borrowing rate for the second quarter of 1995 increased approximately 1.9 percentage points from the same period in the prior year, and 1.7 percentage points for first six months of 1995 versus the same period in 1994.

The effective tax (benefit) rate was 41.0% for the second quarter and first six months of 1995 and 41.0% for the comparable periods in 1994.

                         Management's Discussion and Analysis
                                          of
                     Financial Condition and Results of Operations
                                      (Continued)

Net earnings were $2.6 million or $.25 per share for the quarter ended July 1, 1995 versus a net loss of $7.9 million or $.77 per share for the corresponding period in 1994. The net earnings were $4.7 million or $.46 per share for the six months ending July 1, 1995 versus a net loss of $5.3 million or $.51 per share for the comparable period in 1994. Excluding the non-recurring charges recognized in the second quarter of 1994, the net loss for the second quarter of 1994 was $3.7 million or $.36 per share, and $1.0 million or $.10 per share for the first six months of 1994. The changes in net earnings result from the factors discussed above.


Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million and $30.3 million in private placement loans.

In June 1995 the Company entered into a working capital financing agreement with IBM Credit Corporation and terminated the previous revolving credit facilities. The $350.0 million working capital financing agreement expires June 29, 1998. At
July 1, 1995, $29.0 million was outstanding under the working capital line and the interest rate was 7.92%.

The two private placement notes are held by unaffiliated insurance companies. The principal amount of the first note, $13.3 million, is payable in two annual installments of $6.7 million commencing on May 31, 1996 and bears interest at 10.31% payable quarterly. The principal amount of the second note, $17 million, is payable in five annual installments of $3.4 million commencing on February 28, 1997 and bears interest at 6.83% payable quarterly.

The working capital and debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. The Company was in compliance with the covenants contained in the working capital and debt agreements at July 1, 1995.

Long-term debt was 14.4% of total long-term debt and equity at July 1, 1995 versus 18.7% at June 25, 1994. The decrease is primarily a result of the reduction in long term debt due to the scheduled payment of $6.7 million on one of the private placement notes.

In June 1995, the Company entered into an agreement to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On July 1, 1995, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At July 1, 1995, the interest rate was 7.92%

During the first half of 1995 the Company used $21.6 million of cash in operations. Inventory increased by $24.4 million during the first six months with a portion of the increase financed through an increase in accounts payable of $7.2 million. Inventory increased during the first half of 1995 as a result of inventory positions taken on new product lines of several major manufacturers. Accounts payable increased as a result of the increase in inventory as well as the Company's continued focus on matching accounts payable and inventory levels. Accounts receivable levels also increased $16.9 million due to the increased revenues.

Cash used in investing activities for the first half of 1995 totaled $3.3 million, of which $3.2 million resulted from additions to property and equipment.

                           Management's Discussion and Analysis
                                            of
                       Financial Condition and Results of Operations
                                        (Continued)

Net cash provided by financing for the first half of 1995 totaled
$32.4 of which $100 million was provided from the sale of accounts receivable. Proceeds were used to reduce long term and short term borrowings by $6.7 million and $61.0 million, respectively.

The Company believes the funding expected to be generated from operations and provided by the credit facilities will be sufficient to meet working capital and capital investment needs in 1995.

                             InaCom Corp. and Subsidiaries

Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits.  10.1  Inventory Working Capital Financing Agreement dated
                     June 29, 1995 between InaCom and IBM Credit Corporation.

               10.2 Receivable Purchase Agreement dated June 28, 1995 between InaCom, InaCom Finance Corp. and certain financial institutions.

               27    Financial Data Schedule


b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 1, 1995.

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


Dated this 11th day of August, 1995.