Form 10-Q
period 1995-09-30
INACOM CORP
filed 1995-11-13
CIK 818815

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                -----------------
                                   FORM 10-Q
                                -----------------


      (Mark One)

       ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
               Period Ended September 30, 1995

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

                      Yes   (X)                    No  (  )



As of November 6, 1995 there were 10,012,568 common shares of the registrant outstanding.


                            InaCom Corp. and Subsidiaries
                      Condensed and Consolidated Balance Sheets
                                     (Unaudited)
                                (Amounts in Thousands)



                                            September 30,   December 31,
                                                1995           1994
                                               ------         ------
                    ASSETS

Current assets:

  Cash and cash equivalents                 $    15,365       10,514
  Accounts receivable, net                      127,077      184,973
  Inventories                                   293,448      228,652
  Other current assets                            7,050        6,097
                                               --------     --------
     Total current assets                       442,940      430,236
                                               --------     --------

Other assets, net                                17,848       18,702
Cost in excess of net assets of business
 acquired, net of accumulated amortization       24,938       26,081
Property and equipment, net                      40,281       44,856
                                               --------     --------
                                            $   526,007      519,875
                                               ========     ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                          $   256,939       226,121
  Short term borrowings
     and current portion of long-term debt       66,167        96,710
  Other current liabilities                      32,537        28,646
                                                -------       -------
     Total current liabilities                  355,643       351,477
                                                -------       -------

Long-term debt                                   23,667        30,333
Other long-term liabilities                       2,475         2,475


Stockholders' equity:
 Capital stock:
   Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none issued         --           --
   Common stock of $.10 par value. Authorized
     30,000,000 shares; issued
     10,040,000 shares                            1,004         1,004
   Additional paid-in capital                    89,490        89,314
   Retained earnings                             54,433        47,167
                                                -------       -------
                                                144,927       137,485
  Less:
   Cost of common shares in treasury of
    27,432 in 1995 and 176,182 in 1994              227         1,533
   Unearned restricted stock                        478           362
                                                -------       -------
     Total stockholders' equity                 144,222       135,590
                                                -------       -------
                                            $   526,007       519,875
                                                =======       =======

                           InaCom Corp. and Subsidiaries
                 Condensed and Consolidated Statement of Operations
                                    (Unaudited)
                    (Amounts in Thousands, Except Per Share Data)


                                         THIRTEEN             THIRTY-NINE
                                        WEEKS ENDED           WEEKS ENDED
                                    Sept. 30,  Sept. 24,   Sept. 30, Sept. 24,
                                      1995       1994        1995      1994
                                     ------    -------      ------    ------
Revenues:

  Independent reseller channel
    and distribution facilities   $  264,201   235,991     774,448    663,723
  Company-owned business centers     241,053   201,431     697,757    551,542
  Other                               28,000    21,748      71,914     51,842
                                    --------   -------   ---------  ---------
                                     533,254   459,170   1,544,119  1,267,107
                                    --------   -------   ---------  ---------
Direct costs:

  Independent reseller channel
    and distribution facilities      256,399   227,680     749,636    635,598
  Company-owned business centers     204,560   173,044     594,756    473,780
  Other                               21,476    16,666      54,604     38,548
                                    --------  --------   ---------  ---------
                                     482,435   417,390   1,398,996  1,147,926
                                    --------  --------   ---------  ---------

Gross margin                          50,819    41,780     145,123    119,181

Selling, general and
 administrative expenses              42,724    37,890     122,601    118,902
                                     -------    ------     -------    -------

Operating income                       8,095     3,890      22,522        279

Interest expense                       3,727     3,019      10,207      8,336
                                      ------    ------      ------     ------

Earnings (loss) before income tax      4,368       871      12,315     (8,057)

Income tax expense (benefit)           1,791       357       5,049     (3,303)
                                      ------    ------       -----     -------

Net earnings (loss)               $    2,577       514       7,266     (4,754)
                                      ======    ======       =====     =======
Earnings (loss) per share              $ .25       .05         .71       (.46)
                                      ======    ======      ======     =======
Weighted average shares outstanding   10,300    10,300      10,300      10,300
                                      ======    ======      ======     =======

                            InaCom Corp. and Subsidiaries
                  Condensed and Consolidated Statement of Cash Flows
                                     (Unaudited)
                                (Amounts in Thousands)




                                                THIRTY-NINE WEEKS ENDED
                                              September 30,   September 24,
                                                   1995           1994
                                                  ------         ------
Cash flows from operating activities:

  Net earnings (loss)                          $   7,266        (4,754)
  Adjustments to reconcile net earnings (loss)
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization                 14,623        14,492
    Increase in accounts receivable              (42,104)         (323)
    Increase in inventories                      (64,796)      (23,884)
    Increase in other current assets                (953)       (4,351)
    Increase in accounts payable                  30,818        28,949
    Increase in other current liabilities          3,891         9,662
    Decrease in long-term liabilities                 --        (1,102)
                                                ---------      --------
      Net cash (used in) provided by
         operating activities                    (51,255)       18,689
                                                ---------      --------

Cash flows from investing activities:

  Additions to property and equipment             (5,557)     (13,037)
  Proceeds from notes receivable                     880          559
  (Increase) decrease in other assets             (2,925)       1,063
                                                  -------      -------
      Net cash used in investing activities       (7,602)     (11,415)
                                                  -------      -------

Cash flows from financing activities:

 (Payments of) proceeds from long-term debt       (6,667)      17,000
 Proceeds from receivables sold                  100,000           --
 Payments of short-term borrowings               (30,543)     (24,599)
 Proceeds from exercise of stock options             918          414
                                                 -------      --------
      Net cash provided by (used in)
         financing activities                     63,708       (7,185)
                                                 -------      --------

Net increase in cash and cash equivalents          4,851           89
Cash and cash equivalents, beginning of the
  period                                          10,514        9,672
                                                  ------        -----
Cash and cash equivalents, end of the period  $   15,365        9,761
                                                  ======        =====

                           InaCom Corp. and Subsidiaries
              Notes to Condensed and Consolidated Financial Statements
                                    (Unaudited)

1. Condensed and Consolidated Financial Statements

The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1995.

2.  Accounts Receivable

The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On September 30, 1995, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At September 30, 1995, the interest rate was 6.30%.

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

Interest and income taxes paid are summarized as follows (dollars in thousands):

                                                  1995            1994
                                                 ------          -----

      Interest paid                           $  10,179          8,558
      Income taxes paid                       $   4,564            632
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

                        Management's Discussion and Analysis
                                         of
                   Financial Condition and Results of Operations


Results of Operations
---------------------

Revenues for the third quarter and first nine months of 1995 increased $74 million or 16.1% and $277 million or 21.9% over the third quarter and first nine months of 1994, respectively. Revenue growth resulted primarily from the Company-owned business centers where revenue increased $40 million (19.7%) and $146.2 million (26.5%) over the third quarter and first nine months of 1994, respectively. Revenue from the independent reseller channel increased $28.2 million (12.0%) and $110.7 million (16.7%) over the third quarter and first nine months of 1994, respectively. Revenue from other sources increased $6.3 million (28.7%)and $20 million (38.7%) over the third quarter and first nine months of 1994, respectively.

Revenues from the Company-owned business centers increased as a result of broad based growth across all regional locations. Revenues from the independent reseller channel increased as a result of growth within the Company's existing reseller channel, an increase in products shipped directly to the end-user customer on instruction from the reseller and an increase in second source revenue. Second source revenue is generated from sales to independent resellers who are not InaCom resellers by contract. These revenues are primarily a result of open sourcing which resulted from certain manufacturers, during 1994, lessening or eliminating requirements from independent resellers to purchase product from one source. Revenue from other sources increased primarily as a result of the growth in voice and data equipment sales as well as growth in product liquidation sales.

The sales backlog at September 30, 1995 was $35.9 million compared to $50.5 million at the end of the same quarter of the previous year.
The decrease in backlog is the result of better product availability from the manufacturers. Backlog orders are not necessarily firm since large end-user customers may place orders with several computer resellers and accept products from the first computer reseller to provide delivery.

Gross margin dollars for the third quarter and first nine months of 1995 increased $9.0 million (21.6%) and $25.9 million (21.8%) over the third quarter and first nine months of 1994, respectively. The gross margin percentage was 9.5% for the third quarter of 1995 compared to 9.1% for the third quarter of 1994, and 9.4% for the first nine months of 1995 versus 9.4% for the comparable period of 1994. The gross margin percentage for the independent reseller channel was 3.0% in the third quarter of 1995 compared to 3.5% for the third quarter of 1994, and 3.2% for the first nine months of 1995 versus 4.2% for the comparable period of 1994. The gross margin percentage for the Company-owned business centers was 15.1% in the third quarter of 1995 compared to 14.1% in the third quarter of 1994, and 14.8% for the first nine months of 1995 versus 14.1% for the comparable period of 1994. The gross margin percentage from other sources was 23.3% in the third quarter of 1995 compared to 23.4% in the third quarter of 1994, and 24.1% for the first nine months of 1995 versus 25.6% for the comparable period in 1994.

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

Excluding the impact of the non-recurring charges recognized in the second quarter of 1994, gross margin dollars for the first nine months of 1995 increased $20.8 million (16.8%) over the first nine months of 1994. The gross margin percentage for the first nine months of 1995, exclusive of non-recurring charges recognized in the second quarter of 1994, decreased 0.4 percentage points over the first nine months of 1994. The gross margin percentages for the independent reseller channel for the first nine months of 1995, exclusive of non-recurring charges recognized in the second quarter of 1994, decreased 1.4 percentage points over the first nine months of 1994. The gross margin percentage for the Company-owned business centers for the first nine months of 1995, exclusive of non-recurring charges recognized in the second quarter of 1994, increased 0.2 percentage points over the first nine months of 1994.

                            Management's Discussion and Analysis
                                             of
                        Financial Condition and Results of Operations
                                         (Continued)

The decrease in gross margin percentages for the independent reseller channel resulted from market pricing pressures. These market pricing pressures are primarily attributable to open sourcing which began in the second quarter of 1994. The gross margin percentage in the independent reseller channel was 3.0% in the third quarter of 1995, 3.3% in the second quarter of 1995, 3.4% in the first quarter of 1995 and 3.3% in the fourth quarter of 1994.

The increase in gross margin percentages for the Company-owned business centers in the third quarter and first nine months of 1995 versus the comparable periods in 1994 is primarily a result of a better mix of sales of higher margin services, technical and consulting, versus sales of lower margin hardware and software products.

The decrease in gross margin percentage from other sources in the third quarter and first nine months of 1995 when compared to the same periods in 1994 is primarily a result of the increase in lower margin product liquidation sales in relation to higher margin voice and data communications equipment, service and rental revenues.

Selling, general and administrative (SG&A) expenses for the third quarter and first nine months of 1995 increased $4.8 million (12.8%) and $3.7 million (3.1%)over the third quarter and first nine months of 1994, respectively. SG&A as a percent of revenue was 8.0% in the third quarter of 1995 compared to 8.3% in the third quarter of 1994, and 7.9% for the first nine months of 1995 compared to 9.4% for the comparable period in 1994. Excluding the impact of non-recurring charges recognized in the second quarter of 1994, SG&A expenses for the first nine months of 1995 increased $5.7 million (4.9%) over the first nine months of 1994. SG&A as a percent of revenue decreased 1.3 percentage points over the first nine months of 1994 excluding the impact of non-recurring charges recognized in the second quarter of 1994.

The increase in SG&A for the third quarter and first nine months of 1995 versus the same periods in 1994 resulted primarily from increased spending partially offset by an increase in market development funds earned from various vendors and credited against SG&A. The increase in spending is primarily a result of headcount increases and contract labor expenses to support the increasing service revenue component of the Company-owned business centers. The increase in vendor funds earned resulted from attainment of program objectives outlined by vendors primarily driven by higher revenues in the third quarter and first nine months of 1995 compared to the same periods in 1994. The decrease in SG&A as a percent of revenue for the third quarter and first nine months of 1995 versus the same periods in 1994 resulted from operational efficiencies achieved through investments in distribution center automation and information systems.

Interest expense was $3.7 million in the third quarter of 1995 compared to $3.0 million in the third quarter of 1994, and $10.2 million for the nine months ended September 30, 1995 compared to $8.3 million for the same period in 1994.

Interest expense increased due to higher average borrowing rates. Average daily borrowings for the third quarter of 1995 were $34.7 million less than the average borrowings for the same period in the prior year, and $33.4 million less for the first nine months of 1995 than the average borrowings for the same period in 1994. The average borrowing rate for the third quarter of 1995 increased approximately
1.4 percentage points from the same period in the prior year, and 1.9 percentage points for first nine months of 1995 versus the same period in 1994.

The effective tax (benefit) rate was 41.0% for the third quarter and first nine months of 1995 and 41.0% for the comparable periods in 1994.

Net earnings were $2.6 million or $.25 per share for the quarter ended September 30, 1995 versus $514,000 or $.05 per share for the corresponding period in 1994. The net earnings were $7.3 million or $.71 per share for the nine months ending September 30, 1995 versus a net loss of $4.8 million or $.46 per share for the comparable period in 1994. Excluding the non-recurring charges recognized in the second quarter of 1994, the net loss for the first nine months of 1994 was $553,000 or $.05 per share. The changes in net earnings result from the factors discussed above.

                            Management's Discussion and Analysis
                                             of
                        Financial Condition and Results of Operations
                                         (Continued)


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million and $30.3 million in two private placement notes.

The Company entered into a working capital financing agreement in June 1995 with IBM Credit Corporation and terminated previous revolving credit facilities. The $350.0 million working capital financing agreement expires June 29, 1998. At September 30, 1995, $59.5 million was outstanding under the working capital line and the interest rate was 7.74%.

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

The working capital and debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. The Company was in compliance with the covenants contained in the working capital and debt agreements at September 30, 1995.

Long-term debt was 14.1% of total long-term debt and equity at September 30, 1995 versus 18.6% at September 24, 1994. The decrease is primarily a result of the reduction in long term debt due to the scheduled payment of $6.7 million on one of the private placement notes.

The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On September 30, 1995, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At September 30, 1995, the interest rate was 6.30%

During the first nine months of 1995 the Company used $51.3 million of cash in operations. Inventory increased by $64.8 million during the first nine months with a portion of the increase financed through an increase in accounts payable of $30.8 million. Inventory increased during the first nine months of 1995 as a result of inventory positions taken on product lines of several major manufacturers. Accounts payable increased as a result of the increase in inventory as well as the Company's continued focus on matching accounts payable and inventory levels. Accounts receivable levels also increased $42.1 million due to increased revenues.

Cash used in investing activities for the first nine months of 1995 totaled $7.6 million; $5.6 million resulted from additions to property and equipment and $2.9 million from additions to other assets.
Proceeds of $900,000 were provided by the collection of notes.

Net cash provided by financing for the first nine months of 1995 totaled $63.7 of which $100 million was provided from the sale of accounts receivable. The expended proceeds were used, in part, to reduce long term and short term borrowings by $6.7 million and $30.5 million, respectively.

The Company believes the funding expected to be generated from operations and provided by the credit facilities will be sufficient to meet working capital and capital investment needs in 1995.

                             InaCom Corp. and Subsidiaries

Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits.  10.1  Amended and Restated Receivable Purchase
                     Agreement dated as of August 21, 1995 between InaCom, InaCom Finance Corp. and certain financial institutions.

               27    Financial Data Schedule

b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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


Dated this 13th day of November, 1995.