Form 10-K
period 1995-12-30
INACOM CORP
filed 1996-03-26
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 0-16114
                                  INACOM CORP.
             (Exact name of registrant as specified in its charter)

              DELAWARE                             47-0681813
    (State or other jurisdiction                (I.R.S. Employer
   incorporation or organization)             Identification No.)

   10810 FARNAM, OMAHA, NEBRASKA                     68154
  (Address of principal executive
              offices)                             (Zip Code)

         Registrant's phone number, including area code: (402) 392-3900

          Securities registered pursuant to Section 12(b) of the Act:

                   NAME OF EXCHANGE
 TITLE OF EACH         ON WHICH
     CLASS            REGISTERED
----------------  ------------------
      None               None

          Securities registered pursuant to Section 12(g) of the Act:

       InaCom Corp. Common Stock $.10 Par Value-Traded OTC (Symbol INAC)
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 1, 1996 as reported on NASDAQ National Market System, was approximately $171,865,000.

    At March 1, 1996 there were outstanding 10,024,211 common shares of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  PAGE 1 OF 62
                           INDEX TO EXHIBITS, PAGE 35

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

    InaCom Corp., a Delaware corporation ("Inacom" or the "Company") is a leading provider of technology management services which includes technology procurement services such as distribution of information technology products, including microcomputer systems, workstations, networking and telecommunications equipment; system support services; and systems integration services. The Company distributes such products and services through a network of 1,017 business centers located throughout the United States. At December 30, 1995, the business centers included 45 business centers owned and operated by the Company and 972 reseller channel locations comprised of independently owned business centers. Through Inacom Communications the Company delivers voice, data and video convergence equipment. The Company emphasizes tailored solutions to computer and tele-communications needs of business and professional customers and provides its customers with comprehensive consulting, training, technical support and service.

    The Company currently distributes products for leading manufacturers such as IBM, COMPAQ, Hewlett-Packard, Toshiba, Apple, NEC, Epson, Okidata, Lexmark, AT&T, NCR, Novell, Banyan, Microsoft, Oracle, 3Com, SynOptics, SCO and Network General.

    The Company has been engaged in the distribution of microcomputer products and services since October 1982. The Company was established as a division of Valmont Industries, Inc. ("Valmont") in 1982 and became a wholly-owned subsidiary of Valmont in March 1985 under the name ValCom, Inc. The Company completed an initial public offering of its common stock in 1987 and changed its name to InaCom Corp. in 1991.

    The Company has effected two significant acquisitions in the past five years. The Company acquired Inacomp Computer Centers, Inc. in a 1991 merger for $53.9 million in cash and stock; Inacomp had revenues of $516.0 million in its fiscal year preceding the merger from 322 business center locations. In 1993, the Company purchased certain assets of Sears Business Centers ("SBC") from Sears, Roebuck and Co. ("Sears"). The cost of the acquired assets was approximately $5.8 million for 35 former SBC locations which generated approximately $456 million of revenue for Sears in 1992.

    The Company has traditionally reported operating results based on revenues and earnings from Company-owned and independent reseller channels. In 1995 the Company began a process of evaluating its revenues and earnings from the services provided through the life cycle of the products it sells. The Company offers technology management services to all of the customers it serves. Technology management services consist of technology procurement, support services and system integration.

PRODUCTS AND SERVICES

    The Company provides a variety of services ranging from procurement of product; support services such as help desk, training and maintenance; and system integration services such as consulting, design, implementation and monitoring.

    As a result of its quantity purchasing capability, the Company generally obtains volume discounts from its vendors, thus enabling it to sell products to independently owned or Company-owned business centers on a more favorable basis than such business centers could attain on their own. Independently owned business centers are not contractually obligated to the Company to purchase their full product requirements from the Company.

    The Company's program of hardware maintenance service and support enables business centers to provide customers with on-site support and service coverage at multiple locations. The program is supported by central service dispatch and service call tracking. The Company uses Logistics Management Inc., an unaffiliated entity, based in Memphis, Tennessee, for the distribution and management of its repair parts.

    The  Company   offers  its   distribution  channel   a  direct   interactive
communications on-line system through the use of a series of IBM AS400's utilizing multiple local-area and wide-area communications networks. The on-line system provides access to a complete range of services and data including product availability, price lists, automatic quotes, order entry, order status and electronic mail. The system saves both the Company and the business centers time and money through lower cost communication and more effective utilization of personnel. The Company believes that the on-line communication services provide a competitive advantage in recruiting new business centers.

    The Company offers the business centers toll-free hotline support to professionals that manage computer networks operating on a variety of network environments, including Novell, Banyan, Microsoft, IBM, Apple and SCO. The hotline support program has a wide range of telephone support options. The design of the central telephone support center gives the business center and the customers a single point of contact on all technical issues. Customers have access to the Company's on-line data base and technical support information and the Company's Communications Research Center. Customers may choose from a wide variety of technical support options, depending upon which is most effective for their business.

    In its configuration centers, the Company assembles or modifies independently produced products to meet the customers' needs. Through its "Direct Express" program the Company ships the configured product directly to the ultimate customer rather than to a reseller location. The Direct Express program provides independently owned business centers benefits in the form of lower freight costs, reduced working capital requirements, and reduced support staff required to handle and configure products at local levels. Customers benefit from improved delivery times and standardized quality configuration. All configuration is performed by the Company at three configuration centers located in California, New Jersey and Nebraska.

    To assist business centers and the customers with the purchase of products and services, the Company provides several types of finance programs that offer a wide range of services. The most traditional method of financing for qualified business centers is 30 day interest free financing from the date that the product is shipped; after this period, the business center has the option to roll over the outstanding amounts into financing through various financial institutions. Other programs and promotions are designed to meet business centers and customer needs as market and business conditions change.

DISTRIBUTION NETWORK

    At December 30, 1995, the Company's network of business centers consisted of business centers owned and operated by the Company and the reseller channel comprised of independently owned business centers.

    The following table sets forth information with respect to the number of business centers participating in the Company's distribution network:

                                                                            FISCAL YEAR ENDED DECEMBER
                                                               -----------------------------------------------------
BUSINESS CENTERS                                                 1995       1994       1993       1992       1991
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Company-owned................................................         45         46         53         50         52
Independent reseller channel.................................        972      1,316      1,417      1,152        780
                                                               ---------  ---------  ---------  ---------        ---
    Total....................................................      1,017      1,362      1,470      1,202        832
                                                               ---------  ---------  ---------  ---------        ---
                                                               ---------  ---------  ---------  ---------        ---

    The decrease in the number of independent resellers in 1995 and 1994 resulted from actions taken by the Company to tier the independent reseller channel into various categories due to the varying cost levels associated with conducting business with different size resellers. As a result of this process some of the smaller dealers in the independent reseller channel chose other sources for product procurement due to the decreased service levels and subsequent increased pricing. The loss of these independent resellers did not have a material negative impact on revenue during 1995 nor 1994.

    The Company-owned business  centers provide a  variety of computer  products
and   technology  management  services   which  include  technology  procurement
services, systems integration services and support services.

    The Company's independent reseller channel consists of franchisees, systems integrators and value added resellers. Franchisees operate computer stores and typically pay the Company (i) a base monthly royalty and/or (ii) the purchase price plus markup of the product and services acquired from the Company. Contracts for franchisees are for a period of up to 10 years with certain options for renewal. System integrators and value added resellers operate businesses that focus on higher service levels providing customers with installation and support of networks, business applications and program design. The term of agreements within these groups range from 1 month to 5 years and the agreements specify the products that may be purchased. Products are typically purchased at a cost plus a volume based fee with varying levels of support services provided by the Company on a fee basis.

    The Company's communications division, which operates through Company-owned business centers and independent resellers, provides a variety of voice, data and telephony products and related services.

VENDORS

    The Company has negotiated purchase arrangements, including price, delivery, training and support, directly with certain vendors. During the fiscal year ended December 30, 1995, sales of IBM, COMPAQ and Hewlett-Packard products accounted for approximately 22%, 20% and 15%, respectively, of the Company's revenues.

    The IBM supply agreement is in effect for an indefinite period; however, IBM may terminate the agreement on 90 days' written notice to the Company, or immediately upon notice in the event of a breach. The distributor agreements with other suppliers, including COMPAQ and Hewlett-Packard, may be terminated by the supplier upon prior written notice, which generally ranges from 30 to 60 days. The Company believes that the terms and provisions offered by the vendors are standard in the computer reseller industry.

    The agreements with vendors generally contain provisions with respect to product cost, price protection, returns and product allocations. The Company is entitled to price protection with all major vendors on eligible product in the Company's inventory in the event of price reductions made by a vendor. Additionally, contracts with most vendors provide for the return for credit of slower moving product or overstock product.

    Certain vendors sponsor payment programs with several financial service organizations to facilitate product sales through the business centers. These programs provide the business centers with extended credit terms and interest free financing for a period of time. Under these programs the Company receives payments for product sales within three days, which reduces the working capital requirements of the Company.

    The primary vendors of the Company provide various incentives for promoting and marketing their product offerings. Funds received by the Company are based either on the sales of the vendor's products through the independent reseller and Company-owned channels, or on the Company's purchases from the respective vendor. These funds from the Company's primary vendors typically range from 1% to 3% of purchases. The funds are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. The three major forms of vendor incentives received by the Company are coop funds, market development funds and vendor rebates. Coop funds are earned based upon the sale of the vendor's products and generally must be utilized to offset the costs associated with advertising and promotion pursuant to programs established by the respective vendor. Market development funds are earned based upon the Company's purchases from the vendor and generally must be used for market development activities approved by the respective vendor. Vendor rebates are based upon the Company attaining purchase volume targets established with the vendor. Rebates generally can be used at the Company's discretion.

    The Company's business is dependent in large measure upon its relationship with key vendors since a substantial portion of the Company's revenue is derived from the sales of the products of such key vendors, including IBM, COMPAQ, and Hewlett-Packard. Although the Company considers its relationships with its key vendors to be good, there can be no assurance that these relationships will continue as presently in effect or that changes in marketing by one or more such key vendors and the volume discount schedules or other programs applicable to the Company and other purchasers would not adversely affect the Company. Termination of, or a material change to, or a nonrenewal of the Company's agreements with IBM, COMPAQ and Hewlett-Packard, or a material decrease in the level of marketing development programs offered by manufacturers, or an insufficient or interrupted supply of vendors' product would have a material adverse effect on the Company's business.

SERVICE MARK AND TRADEMARK

    The Company holds United States service mark and trademark registrations for the marks "Inacom", "ValCom" and "Inacomp". The Company also has certain state registrations. The Company claims common law rights to the marks based on adoption and use. To the Company's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation threatened or claimed, with respect to the marks in any jurisdiction.

GOVERNMENT REGULATION

    The Company is subject to a substantial number of state laws regulating franchise relationships. The Company is also subject to Federal Trade Commission rules governing disclosure requirements in the granting of franchises. Such laws generally impose registration and/or disclosure requirements on the Company in the offer and sale of franchises and also regulate related advertisements. The Company believes it is in substantial compliance with all such regulations.

SEASONAL FACTORS IN BUSINESS

    The fourth quarter of the Company's fiscal year generally produces higher revenues, due principally to year-end purchases made by business customers.

CUSTOMERS

    The Company is not dependent for a material part of its business upon a single or a few customers and loss of any one customer would not have a material adverse effect on the Company's financial condition.

BACKLOG

    The backlog of orders for products distributed by the Company was $35.5 million at the close of the 1995 fiscal year compared to $43.8 million at year end 1994 and $98.4 million at year end 1993. The decrease in backlog of orders is primarily due to the increase in availability of products from the Company's major vendors. Such orders are not necessarily firm since large customers may place orders with several computer resellers and accept products from the first computer reseller to provide delivery.

COMPETITION

    All aspects of the information technology industry are highly competitive. The Company's distribution network competes for potential customers, including national accounts, with numerous other master resellers and distributors. Several manufacturers have expanded their channels of distribution, pricing and product positioning and compete with the Company's distribution network for potential customers. Additionally, several manufacturers during 1994 lessened or eliminated requirements upon independent resellers to purchase products from a single source resulting in "open sourcing" of their products; previously, manufacturers had typically required independent resellers having contractual relationships with the Company to purchase their products from the Company. Certain competitors and manufacturers are substantially larger than the Company and may have greater financial, technical, service and marketing resources. Other competitors operate mail-order or discount stores offering clones of major vendor products. The Company's distribution network competes primarily on the basis of professionalism and customer contact, quality of product line, availability of products, service, after-sale support, price, and quality of end-user training. The Company also competes with other information technology sellers in the recruitment and retention of franchisees and independently-owned resellers.

    The computer manufacturers' expansion of their channels of distribution including direct distribution, open sourcing, employment of selective resellers, pricing and product positioning has put pressure on hardware gross margins. The Company believes its ability to deliver technology management services which consist of technology procurement services, systems integration services and support services provides its customer base with value added services that will differentiate the Company from alternative distribution channels and will mitigate the impact of added competitive pressures caused by economic conditions and manufacturers' continuing expansion of their channels of distribution, pricing and product positioning.

    The level of future sales and earnings achieved by the Company in any period may be adversely affected by a number of competitive factors, including an increase in direct sales by manufacturers to independent resellers and/or customers, increased customer preference for mail-order or discount store purchases of clones of major vendor products, and reduction in the benefits realizable by the Company from vendor marketing incentive programs.

NUMBER OF EMPLOYEES

    At December 30, 1995, the number of employees was 2,196. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

    The Company has no foreign locations or material export sales. The Company has access to international logistics and configuration services through affiliations with the International Computer Group (Europe and Asia); GE Hamilton Technology Services, Inc. (Canada) and InaCom Latin America (Mexico, the Caribbean, Central and South America).

ITEM 2.  PROPERTIES

    The Company's principal executive and administrative operations are located in approximately 63,000 square feet of commercial office space in Omaha, Nebraska, which is under a lease expiring in July 1998. The lease contains a renewal option.

    The Company leases a distribution and configuration facility in Omaha, Nebraska, with approximately 128,000 square feet under a lease expiring in May 2003; a distribution and configuration facility in Swedesboro, New Jersey, with approximately 121,700 square feet expiring in October 2002 and a distribution and configuration facility in Fontana, California, with approximately 71,800 square feet expiring in July 1996. Upon expiration of the lease on the Fontana, California facility, the Company will lease a 178,000 square foot distribution and configuration facility in Ontario, California for a term expiring in April 2006. These facilities serve as the distribution and configuration points for the Company.

    The land and buildings for all other Company-owned business centers and warehouse facilities are leased. Most of these leases are operating leases, under which the Company pays maintenance, insurance, repairs and utility costs. Average terms of these leases are one to five years with options to renew or terminate.

ITEM 3.  PENDING LEGAL PROCEEDINGS

    The Company is involved in a limited number of legal actions arising in the ordinary course of business, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of March 1, 1996 are listed below, together with their ages and all Company positions and offices held by them.

          NAME               AGE                           POSITION
------------------------     ---     -----------------------------------------------------
Bill L. Fairfield                49  President and Chief Executive Officer
Robert A. Schultz                53  President and General Manager of Direct Operations
                                      and Client Service Division
George DeSola                    49  Group President of Communications and Corporate
                                      Marketing
Michael A. Steffan               44  President and General Manager, Distribution and
                                      Operations, and Secretary
David C. Guenthner               46  Executive Vice President and Chief Financial Officer
Larry Fazzini                    48  Vice President of Corporate Resources
Cris Freiwald                    41  President and General Manager, International Division
Steven Ross                      38  President and General Manager, Reseller Division
Gary Goldsberry                  47  Vice President and Corporate Treasurer

    Except as set forth below, all of the officers have been associated with the Company in their present position or other capacities for more than the past five years.

    BILL L. FAIRFIELD has been President, Chief Operating Officer and a Director of the Company since March 1985. He was named Chief Executive Officer in September 1987.

    ROBERT A. SCHULTZ was named President and General Manager of Direct Operations in April 1994 in addition to his position as President and General Manager of Client Service Division which he has held since January 1993. Mr. Schultz was responsible for Direct Operations and the Advanced Systems and Services Group for the Company from August 1991 to January 1993.

    GEORGE DESOLA was named Group President of Communications and Corporate Marketing in December 1994. Prior to December 1994, Mr. DeSola was President and General Manager of Communications, a position he has held since he joined the Company in March 1994. Prior to March 1994, Mr. DeSola was the Vice President of Marketing and Customer Service for MCI Communications Corp, a telecommunications company.

    MICHAEL A. STEFFAN was named President and General Manager of the Distribution and Operations in December 1995. Mr. Steffan was responsible for the Reseller Division from December 1994 to December 1995 in addition to his position as President and General Manager of Distribution and Operations, a position he had held since May 1993. Prior to May 1993, Mr. Steffan was Vice President of Corporate Development and Secretary for the Company.

    DAVID C. GUENTHNER was named Executive Vice President and Chief Financial Officer in November 1991. Prior to November 1991, Mr. Guenthner was Senior Vice President of Finance and Chief Financial Officer for the Company.

    LARRY FAZZINI was named Vice President of Corporate Resources in February 1993 when he joined the Company. Prior to February 1993, Mr. Fazzini was the Director of Human Resources for Sears Business Centers, Inc., a distributor of information technology products and services.

    STEVEN ROSS joined the Company in December 1995 as President and General Manager of the Reseller Division. Mr. Ross was Vice President of Sales and Business Development at Intelligent Electronics Inc., a distributor of information technology products, from September 1993 to November 1995. Prior to September 1993, Mr. Ross was the Executive Vice President of Ultimate/Allerion Corp., an international systems integrator company.

    CRIS FREIWALD was named President and General Manager of the International Division in November 1994. Mr. Freiwald was Vice President of Corporate Development from May 1993 to November 1994. Prior to May 1993, Mr. Freiwald was Director of Business Development.

    GARY GOLDSBERRY was named Vice President in May 1993. Mr. Goldsberry has been Corporate Treasurer since December 1990.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    This information is included with the information set forth under Item 8 below.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                               ----------------------------------------------------------------------------
                                                    1995            1994            1993            1992           1991
                                               --------------  --------------  --------------  --------------  ------------
Income statement data:
  Revenue....................................  $   2,200,344   $   1,800,539   $   1,545,227   $   1,014,466   $   680,421
  Earnings (loss) before income taxes........         19,833         (3,749)          19,693          17,959         5,700
  Net earnings (loss)........................         11,707         (2,256)          11,975          10,734         3,404
  Earnings (loss) per share..................           1.14          (0.22)            1.26            1.25          0.56
  Cash dividends per share...................  $           0   $           0   $           0   $           0   $         0
Balance sheet data:
  Working capital............................  $      90,940   $      78,759   $      67,936   $      65,901   $    76,968
  Total assets...............................        624,238         519,875         456,894         288,365       307,802
  Long-term debt.............................         23,667          30,333          20,000          36,800        59,242
  Stockholders' equity.......................  $     148,775   $     135,590   $     136,491   $     101,275   $    89,533
Statistical information:
  Revenue change versus prior year...........           22.2%           16.5%           52.3%           49.1%         59.0%
  Earnings change versus prior year..........          618.9%        (118.8)%           11.6 %         215.3 %      (51.1) %
  Earnings (loss) as a percent of beginning
   equity....................................            8.6 %         (1.7) %          11.8 %          12.0 %         8.7 %
  Selling, general and administrative
   expenses as a percent of gross margin.....           83.1 %          95.1 %          83.3 %          78.3 %        87.5 %
  Revenue per dollar of assets employed......  $        3.52   $        3.46   $        3.38   $        3.52   $      2.21
  Current ratio..............................         1.20:1          1.22:1          1.23:1          1.45:1        1.51:1
  Long-term debt as a percent of long-term
   debt and equity...........................           13.7 %          18.3 %          12.8 %          26.7 %        39.8 %
Other Information:
  Book value per share.......................  $       14.85   $       13.75   $       13.92   $       12.24   $     11.07
  Common stock market prices:
    High.....................................  $       15.25   $       21.00   $       25.50   $       14.75   $     18.50
    Low......................................  $        7.00   $        6.87   $       12.75   $        9.25   $      7.00
  Approximate number of shareholders.........          4,300           4,150           3,800             640           690
  Weighted average shares outstanding........         10,300          10,300           9,500           8,566         6,119
  Number of employees at end of year.........          2,196           1,884           1,883           1,309         1,380
  Revenue dollars per employee based on end
   of year employment........................  $       1,002   $         956   $         821   $         775   $       493

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

    The following table sets forth, for the indicated periods, certain data as percentages of total revenue, together with the percentage change in the line items for the periods indicated.

                                                                                              PERCENTAGE
                                                                                         INCREASE (DECREASE)
                                                        PERCENTAGE OF REVENUE          ------------------------
                                                        YEARS ENDED DECEMBER              1995         1994
                                                -------------------------------------      VS           VS
                                                   1995         1994         1993         1994         1993
                                                -----------  -----------  -----------  -----------  -----------
Revenue.......................................      100.0%       100.0%       100.0%        22.2%        16.5%
Direct costs..................................       90.7         90.6         89.0         22.4         18.6
                                                    -----        -----        -----        -----    -----------
Gross margin..................................        9.3          9.4         11.0         20.8         (0.4)
Selling, general and administrative expense...        7.7          8.9          9.1          5.6         13.7
                                                    -----        -----        -----        -----    -----------
Operating income..............................        1.6          0.5          1.9        316.2        (70.7)
Interest expense, net.........................        0.7          0.7          0.6         21.6         40.0
                                                    -----        -----        -----        -----    -----------
Earnings (loss) before income tax.............        0.9         (0.2)         1.3        629.0       (119.0)
Income tax expense (benefit)..................        0.4         (0.1)         0.5        644.3       (118.8)
                                                    -----        -----        -----        -----    -----------
Net earnings (loss)...........................        0.5%        (0.1)%        0.8%       618.9%      (118.8)%
                                                    -----        -----        -----        -----    -----------
                                                    -----        -----        -----        -----    -----------

                             1995 COMPARED TO 1994

    Customer expectations of computer resellers have evolved from requests for delivery of computer products in a cost effective manner to requests for providing services beyond the sale of products. The Company has therefore increased its focus on providing services to customers throughout the entire life cycle of the products it sells.

    The Company generates revenue, gross margin and earnings throughout the life cycle of the products. These revenues, gross margin and earnings are comprised of three main classifications; (i) computer product sales, (ii) technology management services and (iii) communication products and services. Computer product sales are derived from the sale of microcomputer systems, workstations and related products through the Company's independent reseller channel, Company-owned business centers and other distribution facilities. Technology management services are derived from the sale of technology procurement services, systems integration services and systems support services through the Company's independent reseller channel, Company-owned business centers and other distribution facilities. Communication products and services are derived from the sale of voice and data equipment, long distance services and convergence technology through the Company's communications division.

    The discussion that follows provides information on the business in terms of services provided throughout the life cycle of the products sold by the Company (results by classification) and an analysis in terms of operations as historically reported (results by channel).

REVENUES BY CLASSIFICATION

    The following table sets forth, for the indicated periods, revenue by classification and mix of revenue.

                                                                                           INCREASE
                                                                                   ------------------------
TOTAL REVENUES (IN THOUSANDS)                            1995           1994         DOLLARS      PERCENT
---------------------------------------------------  -------------  -------------  -----------  -----------
Computer products..................................  $   2,047,215  $   1,680,397  $   366,818       21.8%
Technology management services.....................         95,476         85,406       10,070       11.8%
Communication products and services................         57,653         34,736       22,917       66.0%
                                                     -------------  -------------  -----------        ---
    Total..........................................  $   2,200,344  $   1,800,539  $   399,805       22.2%
                                                     -------------  -------------  -----------        ---
                                                     -------------  -------------  -----------        ---

                                                                                    1995         1994
                                                                                 -----------  -----------
Revenue:
  Computer products............................................................       93.0%        93.3%
  Technology management services...............................................        4.3          4.7
  Communication products and services..........................................        2.7          2.0
                                                                                     -----        -----
    Total revenue..............................................................      100.0%       100.0%
                                                                                     -----        -----
                                                                                     -----        -----

    Computer product sales increased $366.8 million or 21.8% to $2.0 billion during 1995. Computer services increased $10.1 million or 11.8% to $95.5 million during 1995. Communications products and services revenue increased $22.9 million or 66% to $57.7 million during 1995.

    Revenues from computer product sales increased as a result of broad based growth within both the independent reseller channel and the Company-owned business centers. Technology management services revenue increased as a result of the increase in computer product sales. Revenues from communication products and services increased as a result of broad based growth within the Company's communications division.

REVENUES BY CHANNEL

    The following table sets forth, for the indicated periods, revenue by channel and the mix of revenue.

                                                                                           INCREASE
                                                                                   ------------------------
TOTAL REVENUES (IN THOUSANDS)                            1995           1994         DOLLARS      PERCENT
---------------------------------------------------  -------------  -------------  -----------  -----------
Independent reseller channel and distribution
 facilities........................................  $   1,106,571  $     920,409  $   186,162       20.2%
Company-owned business centers.....................        994,134        807,592      186,542       23.1%
Other..............................................         99,639         72,538       27,101       37.4%
                                                     -------------  -------------  -----------        ---
    Total..........................................  $   2,200,344  $   1,800,539  $   399,805       22.2%
                                                     -------------  -------------  -----------        ---
                                                     -------------  -------------  -----------        ---

                                                                                    1995         1994
                                                                                 -----------  -----------
Revenue:
  Independent reseller channel and distribution facilities.....................       50.3%        51.1%
  Company-owned business centers...............................................       45.2         44.9
  Other........................................................................        4.5          4.0
                                                                                     -----        -----
    Total revenue..............................................................      100.0%       100.0%
                                                                                     -----        -----
                                                                                     -----        -----

    Revenues for 1995 increased $399.8 million or 22.2% to $2.2 billion when comparing the fiscal year ended December 30, 1995 with the fiscal year ended December 31, 1994. Revenue generated from the independent reseller channel (which includes franchises, system integrators and other value added resellers) was approximately $1.1 billion, or 50.3% of 1995 total revenue, compared to $920.4 million or 51.1% of total revenue in 1994. Company-owned business centers generated $994.1 million or 45.2% of total revenue for 1995, compared to $807.6 million or 44.9% of total revenue in 1994. Revenue from other sources was $99.6 million or 4.5% of total revenue in 1995, compared to $72.5 million or 4.0% of total revenue in 1994.

    Revenues from the independent reseller channel increased as a result of growth within the Company's existing reseller channel, an increase in products shipped directly to the end-user customer on instruction from the reseller and an increase in second source revenue. Second source revenue is generated from sales to independent resellers who are not Inacom resellers by contract. These revenues are primarily a result of open sourcing which resulted from certain manufacturers, beginning in 1994, lessening or eliminating requirements from independent resellers to purchase product from one source. Revenues from the Company-owned business centers increased as a result of broad based growth across all regional locations. Revenue from other sources increased primarily as a result of the growth in voice and data equipment sales as well as growth in product liquidation sales.

GROSS MARGINS BY CLASSIFICATION

    The following table sets forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                                                                AS % OF TOTAL
                                                                               PERCENT     ------------------------
TOTAL GROSS MARGIN (IN THOUSANDS)                     1995       1994 (1)      INCREASE       1995         1994
-------------------------------------------------  -----------  -----------  ------------  -----------  -----------
Computer products................................  $   122,386  $   113,797         7.5%        60.1%        65.5%
Technology management services...................       67,599       52,506        28.7%        33.2%        30.2%
Communication products and services..............       13,821        7,516        83.9%         6.7%         4.3%
                                                   -----------  -----------         ---        -----        -----
    Total........................................  $   203,806  $   173,819        17.3%       100.0%       100.0%
                                                   -----------  -----------         ---        -----        -----
                                                   -----------  -----------         ---        -----        -----

                                                                                      1995        1994 (1)
                                                                                   -----------  ------------
Computer products................................................................        6.0%          6.8%
Technology management services...................................................       70.8%         61.5%
Communication products and services..............................................       24.0%         21.6%
                                                                                         ---           ---
    Company gross margin percentage..............................................        9.3%          9.7%
                                                                                         ---           ---
                                                                                         ---           ---

------------------------
(1) The amounts for 1994 exclude the impact of the non-recurring charges recognized in the second quarter of 1994. See 1994 compared to 1993 -- Nonrecurring Charges below.

    Computer product margins increased $8.3 million or 7.5% to $122.4 million during 1995 and the gross margin percentage, exclusive of non-recurring charges recognized in the second quarter of 1994, decreased 0.8 percentage points to 6.0% in 1995. Technology management services margin increased $15.1 million or 28.7% to $67.6 million during 1995 and the gross margin percentage, exclusive of non-recurring charges recognized in the second quarter of 1994, increased 9.3 percentage points to 70.8% in 1995. Communications product and services margin increased $6.3 million or 83.9% to $13.8 million during 1995 and the gross margin percentage increased 2.4 percentage points to 24.0% in 1995. Computer products margin was 60.1% of total 1995 gross margin versus 65.5% of total 1994 gross margin. Technology management services gross margin was 33.2% of total 1995 gross margin versus 30.2% of total 1994 gross margin. Communications products and services gross margin was 6.7% of total 1995 gross margin versus 4.3% of total 1994 gross margin.

    The increase in gross margin dollars for computer products was a result of the increase in revenues. The decline in gross margin percentage for computer products was a result of market pricing pressures related to open sourcing, which began in the independent reseller channel during the second quarter of 1994, and an overall decline in hardware margins realized on end user sales. The increase in gross margin dollars and gross margin percentage for technology management services resulted from the increased revenues and an increase in mix of services revenues to include more higher margin systems integration services versus the support and technology procurement services.

The increase in gross margin dollars and gross margin percentage for the communication products and services was a result of the increased revenues and the increase in the mix of revenues to include more higher margin long distance and services.

GROSS MARGINS BY CHANNEL

    The following table sets forth, for the indicated periods, gross margin and gross margin percentage by channel.

                                                                              PERCENT          AS % OF TOTAL
                                                                             INCREASE     ------------------------
TOTAL GROSS MARGIN (IN THOUSANDS)                   1995       1994 (1)     (DECREASE)       1995         1994
-----------------------------------------------  -----------  -----------  -------------  -----------  -----------
Independent reseller channel and distribution
 facilities....................................  $    35,889  $    38,964        (7.9)%        17.6%        22.4%
Company-owned business centers.................      143,069      116,797        22.5%         70.2%        67.2%
Other..........................................       24,848       18,058        37.6%         12.2%        10.4%
                                                 -----------  -----------         ---         -----        -----
    Total......................................  $   203,806  $   173,819        17.3%        100.0%       100.0%
                                                 -----------  -----------         ---         -----        -----
                                                 -----------  -----------         ---         -----        -----

                                                                                       1995        1994 (1)
                                                                                    -----------  ------------
Independent reseller channel and distribution facilities..........................        3.2%          4.2%
Company-owned business centers....................................................       14.4%         14.5%
Other.............................................................................       24.9%         24.9%
                                                                                          ---           ---
    Company gross margin percentage...............................................        9.3%          9.7%
                                                                                          ---           ---
                                                                                          ---           ---

------------------------
(1) Excludes the impact of non-recurring charges recognized in the second quarter of 1994.

    Including the effect of the 1994 non-recurring charges, gross margin dollars increased $35.1 million or 20.8% to $203.8 million during 1995. Gross margin dollars from the independent reseller channel decreased $775 thousand or 2.1% during 1995. Gross margin dollars from Company-owned business centers increased $29.1 million or 25.5% during 1995. Gross margin dollars from other sources increased $6.8 million or 37.6% during 1995.

    Including the effect of the 1994 non-recurring charges, gross margin for the Company as a percentage of sales was 9.3% for the year ended December 30, 1995 compared to 9.4% for the year ended December 31, 1994. The gross margin percentage from the independent reseller channel was approximately 3.2% in 1995 compared to 4.0% in 1994. The gross margin percentage for Company-owned business centers was 14.4% in 1995 and 14.1% in 1994. The gross margin percentage from other sources was 24.9% in both 1995 and 1994.

    Excluding the impact of the non-recurring charges recognized in the second quarter of 1994, gross margin dollars increased $30.0 million or 17.3% during 1995 and the gross margin percentage decreased 0.4 percentage points during 1995. Excluding the 1994 non-recurring charges, the gross margin dollars for the independent reseller channel decreased $3.1 million or 7.9% during 1995 and the gross margin percentage decreased 1.0 percentage point during 1995. Excluding the 1994 non-recurring charges, the gross margin dollars for the Company-owned business centers increased $26.3 million or 22.5% during 1995 and the gross margin percentage decreased 0.1 percentage point during 1995.

    The decrease in gross margin dollars for the independent reseller channel resulted from the decrease in gross margin percentage. The decrease in gross margin percentage was a result of market pricing pressures. These market pricing pressures were primarily attributable to open sourcing which began in the second quarter of 1994.

    The increase in gross margin dollars from the Company-owned business centers resulted from the increased revenues during 1995. The decrease in gross margin percentages resulted from the mix of revenues. While hardware margin percentages decreased during 1995, the increase in the mix of revenues to include more training, technical and support services offset the negative impact of declining hardware margins. The increase in gross margin dollars from other sources was primarily due to the increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $8.9 million or 5.6% to $169.3 million in 1995. As a percentage of gross margin, these expenses decreased 12.0 percentage points from to 95.1% in 1994 to 83.1% in 1995. Excluding the impact of 1994 non-recurring charges, SG&A expenses increased $10.9 million or 6.9% during 1995. SG&A as a percent of gross margin, excluding the impact of non-recurring charges recognized in the second quarter of 1994, decreased 8.1 percentage points during 1995.

    The increase in SG&A during 1995 resulted primarily from increased spending partially offset by an increase in market development funds earned from various vendors and credited against SG&A. The increase in spending was primarily a result of employee increases and contract labor expenses to support the increasing service revenue component of the Company-owned business centers. The increase in vendor funds earned resulted from attainment of program objectives outlined by vendors primarily driven by higher revenues in 1995. The decrease in SG&A as a percent of margin during 1995 resulted from operational efficiencies achieved through investments in distribution center automation and information systems.

INTEREST EXPENSE

    Net interest expense for 1995 increased by $2.6 million to $14.6 million. The increase was due primarily to the increase in borrowing rates. The Company's short-term borrowing rates for 1995 increased approximately 1.3 percentage points during the year while the average daily borrowings decreased to $178.8 million in 1995 from $201.9 million in 1994.

PRE-TAX EARNINGS

                                                                                           AS % OF TOTAL
                                                                           PERCENT    ------------------------
TOTAL PRE-TAX EARNINGS (IN THOUSANDS)                1995     1994 (1)    INCREASE       1995         1994
-------------------------------------------------  ---------  ---------  -----------  -----------  -----------
Computer products................................  $   9,179  $  (1,141)     904.5%        46.3%       (33.9)%
Technology management services...................      8,932      4,378      104.0%        45.0%       129.9%
Communication products and services..............      1,722        134    1,185.1%         8.7%         4.0%
                                                   ---------  ---------  -----------      -----        -----
    Total........................................  $  19,833  $   3,371      488.3%       100.0%       100.0%
                                                   ---------  ---------  -----------      -----        -----
                                                   ---------  ---------  -----------      -----        -----

------------------------
(1) Excludes the impact of non-recurring charges recognized in the second quarter of 1994.

    The effective income tax rate was approximately 41% in 1995 and 40% in 1994.

NET EARNINGS

    For the reasons described above, the net earnings for 1995 were $11.7 million compared to a net loss of $2.3 million in 1994 which includes 1994 non-recurring charges of $4.2 million; an increase of $14.0 million. Earnings per share for 1995 were $1.14 compared to a loss per share of $0.22 in 1994 which includes 1994 non-recurring charges of $.41 per share.

                             1994 COMPARED TO 1993

NON-RECURRING CHARGES

    During the second quarter of 1994 the Company reported a loss due in part to non-recurring charges relating to (i) a Department of Defense contract, (ii) settlement of certain warranty claims, (iii) a receivable from a supplier that filed bankruptcy and (iv) severance costs for corporate staff reductions.

    The Company incurred a second quarter non-recurring charge of $3.5 million relating to a contract with the Department of Defense. The contract, which was assumed by the Company in the Sears Business Center (SBC) acquisition in 1993, expired in December 1994. While the contract was marginally profitable in the fourth quarter of 1993 and first quarter of 1994, the Defense Department began ordering lower-margin product for the remainder of the contract. The Company was unable to deliver profitably the product specified by the government under the terms of the contract and therefore accrued in the second quarter losses expected to be realized through the remainder of the year. The non-recurring charge for anticipated future losses at the end of the second quarter increased cost of sales by approximately $2.2 million and selling, general and administrative (SG&A) expenses by approximately $1.3 million. In addition to the charge taken at the end of the quarter, the second quarter operations impact of the contract reflected in cost of sales an additional charge of approximately $600,000 and SG&A reflected an additional charge of approximately $400,000.

    The warranty claims resulted from a contract relating to specialized software applications and involved claims against the Company and the hardware suppliers. The Company agreed to settle for $1.0 million payable over two years. The non-recurring charge increased cost of sales by approximately $700,000 at the end of the second quarter and increased the reserves to the level required for the settlement. In addition to the charge taken at the end of the quarter, cost of sales reflected an additional charge of approximately $300,000 during the second quarter to increase the reserve position to the amount required to cover the potential loss.

    The Company had a receivable and an inventory return judgment against a California-based supplier of hardware that filed bankruptcy in the second quarter. As a result, payment of the judgment amount outstanding appeared doubtful and the Company increased its reserve position to $1.3 million to cover the potential loss. The non-recurring charge at the end of the second quarter increased cost of sales by approximately $500,000. In addition to the charge taken at the end of the quarter, cost of sales reflected an additional charge of approximately $800,000 during the second quarter to increase the reserve position to the amount required to cover the potential loss.

    The Company also instituted staff reductions in the second quarter and accrued $320,000 relating to severance costs for the reductions.

REVENUES

    Revenues for 1994 increased $255.3 million or 16.5% to $1.8 billion when comparing the fiscal year ended December 31, 1994 with the fiscal year ended December 25, 1993. Revenue generated from the independent reseller channel was approximately $920.4 million, or 51.1% of 1994 total revenue, compared to $742.4 million or 48.0% of total revenue in 1993. Company-owned business centers generated $807.6 million or 44.9% of total revenue for 1994, compared to $750.8 million or 48.6% of total revenue in 1993. Revenue from other sources was $72.5 million or 4.0% of total revenue in 1994, compared to $52.0 million or 3.4% of total revenue in 1993.

    Revenue from the independent reseller channel increased as a result of industry growth and an increase in products shipped to the end-user customer rather than the reseller location under the Company's Direct Express Program. The revenue growth from the Company-owned business centers was primarily in the last six months of the year due to an increase in large corporate sales and educational institution sales in the Northeast (New York, New Jersey and Pennsylvania); revenue in the first six months of the year was lower than expected in the West (California) and Northeast due to the departure of sales representatives, an earthquake in California and severe winter weather in the

Northeast. Revenue from other sources increased as a result of growth in both voice and data equipment sales and from services such as extended warranty contracts, consulting and network design.

GROSS MARGIN

    Gross margin dollars decreased $0.7 million or 0.4% to $168.7 million during 1994. Gross margin dollars from the independent reseller channel decreased $12.0 million or 24.7% during 1994. Gross margin dollars from Company-owned business centers increased $7.3 million or 6.8% during 1994. Gross margin dollars from other sources increased $4.0 million or 28.7% during 1994. The decrease in gross margin dollars from the independent reseller channel is primarily due to market pricing pressures, open sourcing, freight costs incurred that were in excess of freight collected from customers, and non-recurring charges that occurred in the second quarter (described above). Freight costs incurred in excess of freight charged to customers resulted primarily from shipments through the Company's Direct Express program. The increase in Direct Express shipments resulted in higher freight costs as the average value per shipment to customers decreased causing a difference between freight paid to carriers and freight billed to customers. Beginning in August the Company changed its freight program to bill actual freight cost on all shipments under Direct Express, which significantly reduced the negative impact of freight charges on gross margins in the second half of the year.

    The increase in gross margin dollars from the Company-owned business centers occurred in the last six months of the year as a result of the increased revenue and the result of the mix of revenues to include more higher margin products, and the sale of more technical and support services. Gross margins were negatively impacted by the non-recurring charges (described above) in the second quarter relating to the Department of Defense contract. The increase in gross margin dollars from other sources was primarily due to the increased revenue.

    Gross margin for the Company as a percentage of sales was 9.4% for the year ended December 31, 1994 compared to 11.0% for the year ended December 25, 1993. The gross margin percentage from the independent reseller channel was approximately 4.0% in 1994 compared to 6.6% in 1993. The gross margin percentage for Company-owned business centers was 14.1% in 1994 and 14.2% in 1993. The gross margin percentage from other sources was 24.9% in 1994 compared to 27.0% in 1993. The decrease in gross margin percentage from the independent reseller channel was primarily due to market pricing pressures resulting from open sourcing, non-recurring charges incurred in the second quarter (described above), and freight costs. The decrease in gross margin percentages for company-owned business centers in 1994 resulted from the non-recurring charges. The decrease in gross margin percentage from other sources was attributable to the mix of revenue between voice and data equipment, repair and maintenance contracts and extended warranty contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $19.3 million or 13.7% to $160.4 million in 1994. As a percentage of gross margin, these expenses increased to 95.1% in 1994 from 83.3% in 1993. The increase in SG&A dollars and SG&A to gross margin dollars was primarily due to increased advertising and promotional spending by the Company in both the independent reseller channel and the Company-owned business centers, reduced vendor marketing reimbursements to offset such promotional costs, and increased spending in relation to operating the service division of the Company as a result of the SBC acquisition. The Company-owned business centers' SG&A expenses also increased over 1993 due to higher revenues and gross margins as well as realizing a full year's expense of operating the SBC locations which were purchased in March 1993.

    Operating income decreased $20 million or 70.7% to $8.3 million in 1994 when compared to 1993. The decrease resulted primarily from the reduction in gross margin dollars and the increase in SG&A expenses as discussed above.

INTEREST EXPENSE

    Net interest expense for 1994 increased by $3.4 million to $12 million. The increase was due primarily to the increase in average daily borrowings and an increase in the borrowing rates. Average daily borrowings for the year ended December 31, 1994 were $201.9 million compared to $148.3 million for the year ended December 25, 1993. The increase in borrowings resulted from higher working capital needs as a result of carrying high levels of inventory and also higher levels of accounts receivable due to increased revenues, and taking advantage of early pay discounts from the manufacturers. The Company's short-term borrowing rates for 1994 increased approximately two percentage points during the year.

    The effective income tax rate was approximately 40% in 1994 and 1993.

NET EARNINGS (LOSS)

    For the reasons described above, the net loss for 1994 was $2.3 million, which includes non-recurring charges of $4.2 million, compared to net earnings of $12.0 million in 1993; a decrease of $14.3 million. Loss per share for 1994 was $.22, which includes non-recurring charges of $.41 per share, compared to earnings per share of $1.26 in 1993.

                       FINANCIAL CONDITION AND LIQUIDITY

    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million and $30.3 million in two private placement notes.

    The Company entered into a working capital financing agreement in June 1995 with a financial services organization and terminated previous revolving credit facilities. The $350.0 million working capital financing agreement expires June 29, 1998. At December 30, 1995, $76.9 million was outstanding under the working capital line and the interest rate was 7.68% based on LIBOR. The working capital financing agreement is secured by accounts receivable and inventory.

    The two private placement notes are held by unaffiliated insurance companies. The principal amount of the first note, $13.3 million, is payable in two annual installments of $6.7 million commencing on May 31, 1996 and bears interest at 10.31% payable quarterly. The principal amount of the second note, $17 million, is payable in five annual installments of $3.4 million commencing on February 28, 1997 and bears interest at 6.83% payable quarterly. The notes are secured by accounts receivable and inventory.

    The working capital and debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. The Company was in compliance with the covenants contained in the agreements at December 30, 1995.

    Long-term debt was 13.7% of total long-term debt and equity at December 30, 1995 versus 18.3% at December 31, 1994. The decrease was primarily a result of the reduction in long term debt due to the scheduled payment of $6.7 million on one of the private placement notes.

    The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On December 30, 1995, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At December 30, 1995, the implicit interest rate on the receivables sale transaction was 6.31%.

    Operating activities used cash of $57.7 million in 1995 compared to cash provided by operating activities of $80.4 million in 1994. The primary factor contributing to the change in cash used by operating activities was a $75.3 million increase in accounts receivable and a $124.3 million increase in inventory, with a portion of these increases financed through a $105.1 million increase in accounts payable. Accounts receivable levels increased due to the increased revenues. The increase in inventory levels was primarily a result of the Company's focus on increasing the availability of products to its customers and the related increase in accounts payable was primarily a result of the Company's efforts to match accounts payable terms better with inventory turns.

    The Company used $10.3 million in cash to purchase fixtures and equipment and advanced, net of collections, $1.9 million of notes receivable through investing activities in 1995.

    Net cash provided by financing for 1995 totaled $81.2 million, of which $100 million was provided from the sale of accounts receivable. The expended proceeds were used, in part, to reduce long term and short term borrowings by $6.7 million and $13.2 million, respectively.

    The Company believes the funding expected to be generated from operations and provided by the revolving credit facility will be sufficient to meet working capital and capital investment needs in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company listed in the index appearing under Item 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page 21 hereof. Certain quarterly financial data is set forth below.

    Dollars in thousands except per share amounts.

                                                                                            STOCK
                                                 NET                                     MARKET PRICE
                                  GROSS       EARNINGS        NET PER                --------------------
                  REVENUES       MARGIN        (LOSS)          SHARE       SHARES      HIGH        LOW
                -------------  -----------  -------------  -------------  ---------  ---------  ---------
1995
First.........  $     483,956  $    45,916  $   2,114      $    0.21         10,300  $    9.38  $    7.00
Second........        526,909       48,388      2,575           0.25         10,300      14.25       8.25
Third.........        533,254       50,819      2,577           0.25         10,300      15.25      12.25
Fourth........        656,225       58,683      4,441           0.43         10,300      15.12       9.50
                -------------  -----------  -------------     ------      ---------  ---------  ---------
Year..........  $   2,200,344  $   203,806  $  11,707      $    1.14         10,300  $   15.25  $    7.00
                -------------  -----------  -------------     ------      ---------  ---------  ---------
                -------------  -----------  -------------     ------      ---------  ---------  ---------
1994
First.........  $     399,294  $    44,623  $   2,630      $    0.26         10,300  $   21.00  $   13.50
Second........        408,643       32,778     (7,898)(1)      (0.77)(1)     10,300      16.50       7.50
Third.........        459,170       41,780        514           0.05         10,300      10.25       7.25
Fourth........        533,432       49,538      2,498           0.24         10,300      10.37       6.87
                -------------  -----------  -------------     ------      ---------  ---------  ---------
Year..........  $   1,800,539  $   168,719  $  (2,256)(1)  $   (0.22)(1)     10,300  $   21.00  $    6.87
                -------------  -----------  -------------     ------      ---------  ---------  ---------
                -------------  -----------  -------------     ------      ---------  ---------  ---------

------------------------
(1) Includes a charge of $4.2 million or $0.41 per share resulting from non-recurring items.

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol INAC. As of March 1, 1996, the Company estimates there were 4,300 beneficial holders of the Company's Common Stock.

    The Company has never declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain all earnings to finance the expansion of the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by items 10, 11, 12 and 13 is incorporated herein by reference to the following sections of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 1996: Certain Stockholders; Election of Directors; Directors Meetings and Compensation; Summary Compensation Table; Option Grants in Fiscal Year 1995; Option Exercises in Fiscal 1995 and Fiscal Year-End Values; and Employment, Consulting and Other Agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  (1) (2)   FINANCIAL  STATEMENTS.   See index  to consolidated financial
statements and supporting schedules.

    (a) (3) EXHIBITS. See exhibit index, which index is incorporated herein by reference.

    (b) The Company did not file a report on Form 8-K during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
InaCom Corp.:

    We have audited the accompanying consolidated financial statements of InaCom Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InaCom Corp. and subsidiaries at December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, IN 1993.

                                             KPMG PEAT MARWICK LLP
                                          /s/ KPMG Peat Marwick LLP

Omaha, Nebraska
February 16, 1996

                         INACOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                          PAGE(S)
                                                                                                         ---------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations -- Three-Year Period Ended
 December 30, 1995.....................................................................................     22
Consolidated Balance Sheets -- December 30, 1995 and December 31, 1994.................................     23
Consolidated Statements of Stockholders' Equity -- Three-Year Period Ended December 30, 1995...........     24
Consolidated Statements of Cash Flows -- Three-Year Period Ended
 December 30, 1995.....................................................................................     25
Notes to Consolidated Financial Statements -- Three-Year Period Ended December 30, 1995................   26 - 32

FINANCIAL STATEMENT SCHEDULE SUPPORTING CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II -- Valuation and Qualifying Accounts.......................................................     33

All  other  schedules  have  been   omitted  as  the  required  information   is
inapplicable or the information is included in the consolidated financial statements or related notes.

                         INACOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
Revenues:
  Independent reseller channel and distribution facilities...........  $   1,106,571  $     920,409  $     742,406
  Company-owned business centers.....................................        994,134        807,592        750,803
  Other..............................................................         99,639         72,538         52,018
                                                                       -------------  -------------  -------------
                                                                           2,200,344      1,800,539      1,545,227
                                                                       -------------  -------------  -------------
Direct costs:
  Independent reseller channel and distribution facilities...........      1,070,682        883,745        693,723
  Company-owned business centers.....................................        851,065        693,595        644,083
  Other..............................................................         74,791         54,480         37,990
                                                                       -------------  -------------  -------------
                                                                           1,996,538      1,631,820      1,375,796
                                                                       -------------  -------------  -------------
    Gross margin.....................................................        203,806        168,719        169,431
Selling, general and administrative expenses.........................        169,338        160,437        141,142
                                                                       -------------  -------------  -------------
    Operating income.................................................         34,468          8,282         28,289
Interest expense.....................................................         14,635         12,031          8,596
                                                                       -------------  -------------  -------------
    Earnings (loss) before income taxes and cumulative effect of
     change in accounting for income taxes...........................         19,833         (3,749)        19,693
Income tax expense (benefit).........................................          8,126         (1,493)         7,947
                                                                       -------------  -------------  -------------
    Earnings (loss) before cumulative effect of change in accounting
     for income taxes................................................         11,707         (2,256)        11,746
Cumulative effect of change in accounting for income taxes...........       --             --                  229
                                                                       -------------  -------------  -------------
    Net earnings (loss)..............................................  $      11,707  $      (2,256) $      11,975
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Earnings (loss) per share............................................          $1.14          $(.22)         $1.26
Weighted average shares outstanding..................................         10,300         10,300          9,500
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 1995 AND DECEMBER 31, 1994
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                          1995         1994
                                                                                       -----------  -----------
Current assets:
  Cash and cash equivalents..........................................................  $    20,690  $    10,514
  Accounts receivable, less allowance for doubtful accounts of $3,537 in 1995 and
   $2,626 in 1994....................................................................      160,306      184,973
  Deferred income taxes..............................................................        4,202        4,913
  Inventories........................................................................      352,948      228,652
  Other current assets...............................................................        1,794        1,184
                                                                                       -----------  -----------
      Total current assets...........................................................      539,940      430,236
                                                                                       -----------  -----------
Property and equipment, at cost......................................................       85,922       75,778
  Less accumulated depreciation......................................................       44,421       30,922
                                                                                       -----------  -----------
      Net property and equipment.....................................................       41,501       44,856
                                                                                       -----------  -----------
Other assets, net of accumulated amortization........................................       17,831       18,702
Cost in excess of net assets of business acquired, net of accumulated amortization...       24,966       26,081
                                                                                       -----------  -----------
                                                                                       $   624,238  $   519,875
                                                                                       -----------  -----------
                                                                                       -----------  -----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................  $   331,221  $   226,121
  Notes payable and current installments of long-term debt...........................       83,526       96,710
  Income taxes payable...............................................................          384          221
  Other current liabilities..........................................................       33,869       28,425
                                                                                       -----------  -----------
      Total current liabilities......................................................      449,000      351,477
                                                                                       -----------  -----------
Long-term debt, excluding current installments.......................................       23,667       30,333
Deferred income taxes................................................................        2,796        2,475
Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none
     issued..........................................................................      --           --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 10,040,000
     shares..........................................................................        1,004        1,004
  Additional paid-in capital.........................................................       89,528       89,314
  Retained earnings..................................................................       58,874       47,167
                                                                                       -----------  -----------
                                                                                           149,406      137,485
  Less:
    Cost of common shares in treasury of 19,989 in 1995 and 176,182 in 1994..........         (161)      (1,533)
    Unearned restricted stock........................................................         (470)        (362)
                                                                                       -----------  -----------
      Total stockholders' equity.....................................................      148,775      135,590
                                                                                       -----------  -----------
Commitments and contingent liabilities
                                                                                       -----------  -----------
                                                                                       $   624,238  $   519,875
                                                                                       -----------  -----------
                                                                                       -----------  -----------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               ADDITIONAL                          UNEARNED       TOTAL
                                                    COMMON       PAID-IN    RETAINED   TREASURY   RESTRICTED   STOCKHOLDERS'
                                                     STOCK       CAPITAL    EARNINGS     STOCK       STOCK        EQUITY
                                                  -----------  -----------  ---------  ---------  -----------  ------------
Balance at December 26, 1992....................   $     864    $  67,086   $  37,448  $  (3,202)  $    (921)   $  101,275
Net earnings....................................      --           --          11,975     --          --            11,975
Issuance of 1,400,000 shares through public
 offering.......................................         140       21,048      --         --          --            21,188
Issuance of 2,900 treasury shares as director
 compensation...................................      --               26      --             25      --                51
Issuance of 110,779 treasury shares under stock
 option plans...................................      --              540      --            975      --             1,515
Issuance of 19,155 treasury shares as stock
 awards, net of forfeitures.....................      --              228      --            168          91           487
                                                  -----------  -----------  ---------  ---------  -----------  ------------
Balance at December 25, 1993....................       1,004       88,928      49,423     (2,034)       (830)      136,491
Net loss........................................      --           --          (2,256)    --          --            (2,256)
Issuance of 3,400 treasury shares as director
 compensation...................................      --               11      --             30      --                41
Issuance of 35,253 treasury shares under stock
 option plans...................................      --              209      --            310      --               519
Issuance of 16,800 treasury shares as stock
 awards, net of forfeitures.....................      --              166      --            161         468           795
                                                  -----------  -----------  ---------  ---------  -----------  ------------
Balance at December 31, 1994....................       1,004       89,314      47,167     (1,533)       (362)      135,590
Net earnings....................................      --           --          11,707     --          --            11,707
Issuance of 4,400 treasury shares as director
 compensation...................................      --               (1)     --             39      --                38
Issuance of 89,993 treasury shares under stock
 option plans...................................      --              240      --            790      --             1,030
Issuance of 61,800 treasury shares as stock
 awards, net of forfeitures.....................      --              (25)     --            543        (108)          410
                                                  -----------  -----------  ---------  ---------  -----------  ------------
Balance at December 30, 1995....................   $   1,004    $  89,528   $  58,874  $    (161)  $    (470)   $  148,775
                                                  -----------  -----------  ---------  ---------  -----------  ------------
                                                  -----------  -----------  ---------  ---------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
                             (AMOUNTS IN THOUSANDS)

                                                                              1995          1994          1993
                                                                          ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)...................................................  $     11,707  $     (2,256) $     11,975
  Adjustments to reconcile net earnings (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization.......................................        19,059        19,766        13,254
    Changes in assets and liabilities, net of effects from business combinations:
      Accounts receivable...............................................       (75,333)      (22,496)      (63,902)
      Inventories.......................................................      (124,296)      (41,783)      (92,941)
      Other current assets..............................................          (610)          463         3,316
      Accounts payable..................................................       105,100       122,961        15,144
      Other liabilities.................................................         5,444         5,983        (1,995)
      Income taxes......................................................         1,195        (2,192)       (1,701)
                                                                          ------------  ------------  ------------
        Net cash provided (used) by operating activities................       (57,734)       80,446      (116,850)
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment...................................       (10,346)      (14,910)      (14,230)
  Business combinations.................................................       --            --             (3,806)
  (Advances of) payments from notes receivable..........................        (1,872)          917           909
  Other.................................................................        (1,051)       (1,816)          570
                                                                          ------------  ------------  ------------
        Net cash used in investing activities...........................       (13,269)      (15,809)      (16,557)
                                                                          ------------  ------------  ------------
Cash flows from financing activities:
  Principal payments on long-term debt..................................        (6,667)      --            (18,500)
  Proceeds from receivables sold........................................       100,000       --            --
  (Payments of) proceeds from notes payable.............................       (13,184)      (81,314)      127,041
  Proceeds from long-term debt..........................................       --             17,000       --
  Proceeds from offering of public stock................................       --            --             21,188
  Proceeds from the exercise of employee stock options..................         1,030           519         1,515
                                                                          ------------  ------------  ------------
        Net cash provided by (used in) financing activities.............        81,179       (63,795)      131,244
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents....................        10,176           842        (2,163)
Cash and cash equivalents, beginning of year............................        10,514         9,672        11,835
                                                                          ------------  ------------  ------------
Cash and cash equivalents, end of year..................................  $     20,690  $     10,514  $      9,672
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  ORGANIZATION

    The consolidated financial statements include the accounts of InaCom Corp. (Company) and its wholly-owned subsidiaries. The Company is a leading provider of management technology services which include technology procurement and distribution of microcomputer systems, workstations, networking and telecommunications equipment, systems integration and support services. All significant intercompany balances and transactions have been eliminated in consolidation.

    (B)  ACCOUNTS RECEIVABLE

    The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On December 30, 1995, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At December 30, 1995, the interest rate was 6.31%.

    (C)  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of computer hardware, software, voice and data equipment and related materials.

    (D)  OTHER ASSETS

    Other assets include vendor authorization rights and long-term notes receivable. Vendor authorization rights are being amortized over 10 years.

    (E)  COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED

    The excess of the cost over the carrying value of assets of business acquired is being amortized over 20 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

    (F)  DEPRECIATION

    Depreciation is provided over the estimated useful lives of the respective assets ranging from 3 to 31 years using the straight-line method.

    (G)  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (H)  EARNINGS/(LOSS) PER COMMON SHARE

    Earnings/(loss) per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options.

    (I)  REVENUE AND EXPENSE RECOGNITION

    The Company recognizes revenue from product sales upon shipment to the customer. Revenues from consulting and other services are recognized as the Company performs the services. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreement. Extended warranty costs are accounted for on an accrual basis and are recognized under the sales method.

    (J)  MARKETING DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives for promoting and marketing their product offerings. The funds received are based on the purchases or sales of the vendor's products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds from the Company's primary vendors typically range from 1% to 3% of purchases.

    (K)  RISKS AND UNCERTAINTIES

    Financial instruments which potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different industries and geographies. To minimize credit concentration risk, the Company utilizes several financial services organizations which purchase accounts receivable and perform ongoing credit evaluations of its customers' financial conditions.

    The Company's business is dependent in large measure upon its relationship with key vendors since a substantial portion of the Company's revenue is derived from the sales of the products of such key vendors. Termination of, or a material change to the Company's agreements with these vendors, or a material decrease in the level of marketing development programs offered by manufacturers, or an insufficient or interrupted supply of vendors' product would have a material adverse effect on the Company's business.

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (L)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

    The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt at December 30, 1995 approximate book value.

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (M)  CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers cash and temporary cash investments with a maturity of three months or less to be cash equivalents.

(2) BUSINESS COMBINATION
    In February 1993, the Company completed the acquisition of certain assets and operations of the Sears Business Centers (the SBC Acquisition) division from Sears, Roebuck and Co. (Sears). The Company acquired certain fixed assets, inventory and other assets for approximately $3.8 million, and assumed certain liabilities, in a transaction accounted for as a purchase. Certain noncompetition payments are scheduled to Sears for each of the first two years following the closing date. The minimum payment is $1.0 million annually and the Company made the first of the two payments in 1994. The 1995 payment was not made based on offsets claimed by the Company against Sears in pending litigation. Additional payments were also required based on net revenues (as defined in the agreement) and gross margins of the acquired SBC operations, ranging from 1/2% of such net revenues for gross margins of more than 17.5% up to 1% of such net revenues for gross margins over 20%. The Company was not required to make such payments in either 1995 or 1994 since the required revenue and gross margin targets were not achieved. The excess purchase price over the estimated fair value of the assets was $7.8 million and is being amortized using the straight-line method over 20 years.

(3) PROPERTY AND EQUIPMENT
    A summary of property and equipment follows:

                                                                                  1995       1994
                                                                                ---------  ---------
Land, buildings and improvements..............................................  $  10,541  $  10,310
Furniture, fixtures and equipment.............................................     18,392     14,884
Computer equipment............................................................     35,340     28,201
Computer parts held for repair and exchange...................................     21,649     22,383
                                                                                ---------  ---------
                                                                                $  85,922  $  75,778
                                                                                ---------  ---------
                                                                                ---------  ---------

(4) INCOME TAXES
    Income tax expense (benefit) consists of the following:

                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
Current:
  Federal...............................................................  $   6,151  $     487  $   4,269
  State.................................................................        943         92        488
Deferred:
  Federal...............................................................        897     (1,789)     2,811
  State.................................................................        135       (283)       379
                                                                          ---------  ---------  ---------
                                                                          $   8,126  $  (1,493) $   7,947
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) INCOME TAXES (CONTINUED)
The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Statutory Federal income tax rate..........................................       35.0%        34.0%        35.0%
State income taxes, net of Federal benefit.................................        3.6          4.7          1.6
Other......................................................................        2.4          1.1          3.8
                                                                                   ---          ---          ---
                                                                                  41.0%        39.8%        40.4%
                                                                                   ---          ---          ---
                                                                                   ---          ---          ---

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                    1995       1994
                                                                                  ---------  ---------
Deferred tax assets:
  Valuation reserves............................................................  $   3,324  $   3,024
  Accrued expenses not deducted until paid......................................      1,275      1,892
  Other.........................................................................          2        635
                                                                                  ---------  ---------
    Total deferred tax assets...................................................      4,601      5,551
                                                                                  ---------  ---------
Deferred tax liabilities:
  Depreciation..................................................................      2,725      2,524
  Other.........................................................................        470        589
                                                                                  ---------  ---------
    Total deferred tax liabilities..............................................      3,195      3,113
                                                                                  ---------  ---------
    Net deferred tax assets.....................................................  $   1,406  $   2,438
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations.

    There was no valuation allowance for deferred tax assets at December 30, 1995 or December 31, 1994.

(5) NOTES PAYABLE AND LONG-TERM DEBT
    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million and $30.3 million in two private placement notes.

    The Company entered into a working capital financing agreement in June 1995 with a financial services organization and terminated previous revolving credit facilities. The $350.0 million working capital financing agreement expires June 29, 1998. At December 30, 1995, $76.9 million was outstanding under the working capital line and the interest rate based on LIBOR was 7.68%. The working capital financing agreement is secured by accounts receivable and inventory.

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
    A summary of long-term debt follows:

                                                                                  1995       1994
                                                                                ---------  ---------
Private placement notes (a)...................................................  $  30,334  $  37,000
Capital lease obligations.....................................................     --             43
                                                                                ---------  ---------
    Total long-term debt......................................................     30,334     37,043
Less current installments.....................................................      6,667      6,710
                                                                                ---------  ---------
    Long-term debt, excluding current installments............................  $  23,667  $  30,333
                                                                                ---------  ---------
                                                                                ---------  ---------

------------------------
(a) The two private placement notes are held by unaffiliated insurance companies. The remaining principal amount of the first note, $13.3 million, is payable in two annual installments of $6.7 million commencing on May 31, 1996 and bears interest at 10.31% payable quarterly. The principal amount of the second note, $17.0 million, is payable in five annual installments of $3.4 million commencing on February 28, 1997 and bears interest at 6.83% payable quarterly. The notes are secured by accounts receivable and inventory.

    The working capital and debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. The Company was in compliance with the covenants contained in the agreements at December 30, 1995.

    The minimum aggregate maturities of long-term debt are $6.7 million in 1996, $10.0 million in 1997 and $3.4 million in 1998 through 2001.

(6) COMMON STOCK
    In May 1993, the Company completed the sale of 1.4 million shares of newly issued common stock in an underwritten public offering at $16.00 per share. The net proceeds to the Company from the sale were approximately $21.2 million.

(7) CREDIT ARRANGEMENTS
    The Company has floor plan agreements to take advantage of vendor financing programs. The agreements were secured by $111.9 million of the Company's inventory at December 30, 1995 and $86.0 million at December 31, 1994. The Company has entered into dealer working capital financing agreements with several financial services organizations which purchase, primarily, accounts receivable from the Company. The Company had contingent liabilities of $7.9 million at December 30, 1995 and $3.2 million at December 31, 1994 relating to these agreements.

(8) LEASES
    The Company operates in leased premises which include the general offices, warehouse facilities and Company-owned branches. Operating lease terms range from monthly to ten years and generally provide for renewal options.

    Rent expense for operating leases was approximately $9.8 million, $8.6 million and $7.0 million for the three years ended December 30, 1995, respectively.

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) LEASES (CONTINUED)
    Future minimum operating lease obligations for the years 1996 through 2000 are $7.8 million, $6.6 million, $4.7 million, $3.2 million and $1.8 million, respectively. It is anticipated that leases will be renewed or replaced as they expire such that future lease obligations will approximate rent expense for 1995.

(9) EMPLOYEE RETIREMENT BENEFIT PLAN
    The Company maintains a qualified savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees. Annual contributions to the qualified plan, based on participant's annual pay, are made by the Company. Participants may also elect to make contributions to the plan. Employee contributions are matched by the Company up to limits prescribed by the Internal Revenue Code. Company contributions to the plan approximated $2.4 million in 1995, $1.8 million in 1994 and $2.0 million in 1993.

    The Company maintains a nonqualified savings plan for employees whose benefits under the qualified savings plans are reduced because of limitations under Federal tax laws. Contributions made to this plan were not significant.

(10) LITIGATION
    The Company is involved in a limited number of legal actions. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's consolidated financial statements.

(11) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest and income taxes paid are summarized as follows:

                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Interest paid.........................................................  $  14,054  $  12,599  $   7,668
Income taxes paid.....................................................      6,931        890      7,130

    Components of cash used for acquisitions as reflected in the consolidated statements of cash flows are summarized as follows:

                                                                                                 1993
                                                                                              ----------
Fair value of assets acquired...............................................................  $   14,331
Liabilities assumed.........................................................................     (10,525)
                                                                                              ----------
    Cash paid at closing, net of cash acquired..............................................  $    3,806
                                                                                              ----------
                                                                                              ----------

(12) STOCK OPTION AND AWARD PROGRAMS
    The Company has two stock plans approved by the shareholders in 1994 and 1990, and a nonqualified stock option plan approved by shareholders in 1987. Options granted under the stock plans may be either nonqualified or incentive stock options. The option price is set by the Compensation Committee of the Board of Directors of the Company but may not be less than the fair market value per share at the time the option is granted, and the term of any option granted may not exceed ten years. The stock plans also permit the issuance of restricted or bonus stock awards by the Compensation Committee. Options granted under the nonqualified stock option plan are for a term not to exceed ten years at a price set by the Compensation Committee but may not be less than the fair market value per share at the time the option is granted. At December 30, 1995, the Company had approximately 132,000 shares available for issuance pursuant to subsequent grants under the plans.

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE-YEAR PERIOD ENDED DECEMBER 30, 1995
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) STOCK OPTION AND AWARD PROGRAMS (CONTINUED)
    Additional information as to shares subject to options is as follows:

                                                                         NUMBER     EXERCISE PRICE
                                                                       OF OPTIONS     PER OPTION
                                                                       ----------  -----------------
Options outstanding at December 26, 1992.............................     673,000  $   3.90 to 14.62
  Granted............................................................     150,000              19.75
  Exercised..........................................................    (111,000)     5.85 to 14.62
  Canceled...........................................................     (28,000)     3.90 to 14.62
                                                                       ----------
Options outstanding at December 25, 1993.............................     684,000      5.85 to 19.75
  Granted............................................................     193,500      8.00 to 12.00
  Exercised..........................................................     (35,000)     7.25 to 14.62
  Canceled...........................................................     (42,000)     7.02 to 14.50
                                                                       ----------
Options outstanding at December 31, 1994.............................     800,500      5.85 to 19.75
  Granted............................................................     157,000      9.56 to 14.69
  Exercised..........................................................     (90,000)     7.25 to 12.00
  Canceled...........................................................     (68,500)     5.85 to 14.63
                                                                       ----------
Options outstanding at December 30, 1995.............................     799,000  $   5.85 to 19.75
                                                                       ----------  -----------------
                                                                       ----------  -----------------
Exercisable at December 30, 1995.....................................     384,200  $   5.85 to 19.75
                                                                       ----------  -----------------
                                                                       ----------  -----------------

                                                                     SCHEDULE II

                         INACOM CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                      BALANCE AT   CHARGED TO     AMOUNTS    BALANCE AT
                                                                       BEGINNING    COSTS AND     WRITTEN      END OF
                                                                       OF PERIOD    EXPENSES      OFF (1)      PERIOD
                                                                      -----------  -----------  -----------  -----------
Fiscal year ended December 30, 1995 -- Allowance for doubtful
 accounts...........................................................   $   2,626    $   2,308    $   1,397    $   3,537
                                                                      -----------  -----------  -----------  -----------
Fiscal year ended December 31, 1994 -- Allowance for doubtful
 accounts...........................................................   $   2,784    $   1,691    $   1,849    $   2,626
                                                                      -----------  -----------  -----------  -----------
Fiscal year ended December 25, 1993 -- Allowance for doubtful
 accounts...........................................................   $   3,162    $   1,081    $   1,459    $   2,784
                                                                      -----------  -----------  -----------  -----------

------------------------
(1) The deductions from reserves are net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 22nd day of March, 1996.

                                          InaCom Corp.

                                          By _______/S/_BILL L. FAIRFIELD_______
                                                Bill L. Fairfield, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InaCom Corp. and in the capacities indicated on the 22nd day of March, 1996.

                 /S/ BILL L. FAIRFIELD        President (Principal Executive Officer) and
-------------------------------------------    Director
             Bill L. Fairfield

               /S/ DAVID C. GUENTHNER         Executive Vice President and Chief Financial
-------------------------------------------    Officer (Principal Financial and Accounting
             David C. Guenthner                Officer)

              JOSEPH AUERBACH*                Director

             W. GRANT GREGORY*                Director

              JOSEPH INATOME*                 Director

               RICK INATOME*                  Director

             GARY SCHWENDIMAN*                Director

             DURWARD B. VARNER*               Director

*Bill Fairfield, by signing his name hereto, signs this Annual Report on behalf of each of the persons indicated.  A power of  attorney authorizing  Bill L. Fairfield  to sign  the
 Annual  Report on Form 10-K on behalf of  each of the indicated directors of Inacom Corp.
 has been filed herein as Exhibit 24.

                 /S/ BILL L. FAIRFIELD
-------------------------------------------
             Bill L. Fairfield
              ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION                                                                                          PAGE
-----------  -------------------------------------------------------------------------------------------------  ---------
       3.1   Restated  Certificate of Incorporation of the Company, with amendments, incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 1993.

       3.2   Bylaws of the  Company, as amended  to date, incorporated  herein by reference  to the  Company's
              Quarterly Report on Form 10-Q for the quarter ended September 24, 1994.

       4.1   Inventory  Working Capital Financing Agreement dated June  29, 1995 between InaCom and IBM Credit
              Corporation, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 1995.

       4.2   Amended and Restated Receivable Purchase  Agreement dated as of  August 21, 1995 between  InaCom,
              InaCom Finance Corp. and certain financial institutions, incorporated herein by reference to the
              Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

      10.1   IBM  Business  Partner Agreement  for  IBM Products,  dated  May 24,  1993  between International
              Business Machines Corporation, incorporated herein by  reference to the Company's Annual  Report on Form 10-K for the fiscal year ended December 25, 1993.

      10.2   COMPAQ Computer Corporation United States Central Purchase Agreement, dated June 9, 1992, between
              COMPAQ  Computer Corporation and the Company, incorporated  herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

      10.3   Hewlett-Packard Company U.S.  Agreement for Authorized  Resellers, dated March  1, 1993,  between
              Hewlett-Packard  Company  and the  Company, incorporated  by reference  to the  Company's Annual
              Report on Form 10-K for the fiscal year ended December 26, 1992.

      10.4   1987 Stock Option Plan of  the Company, incorporated herein by  reference to Exhibit 10.4 to  the
              Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

      10.5   1990  Stock Plan  of the Company,  with amendments  thereto, incorporated herein  by reference to
              Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December  31,
              1994.

      10.6   1994 Stock Plan of the Company, incorporated herein by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 26, 1994.

      10.7   Executive Incentive Bonus Plan of the Company....................................................         37

      10.8   Form of Long-Term Incentive Agreement of the Company, incorporated herein by reference to Exhibit
              10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

      10.9   Nonqualified  Deferred  Compensation Plan  of the  Company, incorporated  herein by  reference to
              Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December  31,
              1994.

EXHIBIT NO.  DESCRIPTION                                                                                          PAGE
-----------  -------------------------------------------------------------------------------------------------  ---------
      10.10  First Amendment to the Nonqualified Deferred Compensation Plan...................................         45

      10.11  Rick Inatome Consulting Agreement, with amendment thereto........................................         46

      10.12  Executive  Death Benefit Plan, incorporated herein by  reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 25, 1993.

      10.13  Executive Disability Wage Continuation Plan, incorporated herein by reference to Exhibit 10.2  to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993.

      10.14  Form of Severance Agreement between the Company and seven of its officers, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.

      10.15  Restricted  Stock Agreements between  the Company and  Bill L. Fairfield,  incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.

      10.16  Lease Agreement between the Company and Maple Avenue Limited Liability Company dated September 5,
              1994, incorporated by reference to the Company's  Quarterly Report on Form 10-Q for the  quarter ended September 24, 1994.

      11     Statement re: Computation of Earnings per share..................................................         54

      21     Subsidiaries of the Company......................................................................         55

      23     Consent of KPMG Peat Marwick LLP.................................................................         56

      24     Powers of Attorney...............................................................................         57

    Pursuant to Item 601(h)(4) of Regulation S-K, certain instruments with respect to the Company's long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

    Management contracts and compensatory plans are set forth as Exhibits 10.4 through 10.15 above.