Form 10-Q
period 1996-03-30
INACOM CORP
filed 1996-05-14
CIK 818815

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED MARCH 30, 1996

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-16114

                                  INACOM CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                        47-0681813
 (State or other jurisdiction           (I.R.S. Employer
              of                     Identification Number)
incorporation or organization)

                            10810 FARNAM, SUITE 200
                             OMAHA, NEBRASKA 68154
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (402) 392-3900

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:
                                Yes _X_  No ___

    As of May 1, 1996 there were 10,051,176 common shares of the registrant outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         MARCH 30,   DECEMBER 30,
                                                                                           1996          1995
                                                                                        -----------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    47,629       20,690
  Accounts receivable, net............................................................      171,524      160,306
  Inventories.........................................................................      320,197      352,948
  Other current assets................................................................        6,115        5,996
                                                                                        -----------  ------------
    Total current assets..............................................................      545,465      539,940
                                                                                        -----------  ------------
Other assets, net.....................................................................       19,060       17,831
Cost in excess of net assets of business acquired, net of accumulated amortization....       24,579       24,966
Property and equipment, net...........................................................       41,292       41,501
                                                                                        -----------  ------------
                                                                                        $   630,396      624,238
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $   287,336      331,221
  Notes payable and current portion of long-term debt.................................      126,667       83,526
  Other current liabilities...........................................................       37,636       34,253
                                                                                        -----------  ------------
    Total current liabilities.........................................................      451,639      449,000
                                                                                        -----------  ------------
Long-term debt........................................................................       23,667       23,667
Other long-term liabilities...........................................................        2,796        2,796
Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none
     issued...........................................................................           --           --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 10,051,176
     shares...........................................................................        1,005        1,004
    Additional paid-in capital........................................................       89,781       89,528
    Retained earnings.................................................................       61,864       58,874
                                                                                        -----------  ------------
                                                                                            152,650      149,406
Less:
  Cost of common shares in treasury of 19,989 in 1995.................................           --          161
  Unearned restricted stock...........................................................          356          470
                                                                                        -----------  ------------
    Total stockholders' equity........................................................      152,294      148,775
                                                                                        -----------  ------------
                                                                                        $   630,396      624,238
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                         INACOM CORP. AND SUBSIDIARIES
                CONDENSED AND CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                           ----------------------
                                                                                            MARCH 30,   APRIL 1,
                                                                                              1996        1995
                                                                                           -----------  ---------
Revenues:
  Computer products......................................................................  $   597,722    449,770
  Computer services......................................................................       28,139     22,801
  Communication products and services....................................................       16,220     11,385
                                                                                           -----------  ---------
                                                                                               642,081    483,956
                                                                                           -----------  ---------
Direct costs:
  Computer products......................................................................      564,231    421,868
  Computer services......................................................................        8,203      7,313
  Communication products and services....................................................       12,466      8,859
                                                                                           -----------  ---------
                                                                                               584,900    438,040
                                                                                           -----------  ---------
Gross margin.............................................................................       57,181     45,916
Selling, general and administrative expenses.............................................       47,241     39,516
                                                                                           -----------  ---------
Operating income.........................................................................        9,940      6,400
Interest expense.........................................................................        4,873      2,817
                                                                                           -----------  ---------
Earnings before income tax...............................................................        5,067      3,583
Income tax expense.......................................................................        2,077      1,469
                                                                                           -----------  ---------
Net earnings.............................................................................  $     2,990      2,114
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Earnings per share.......................................................................         $.29        .21
                                                                                           -----------  ---------
                                                                                           -----------  ---------

Weighted average shares outstanding......................................................       10,300     10,300
                                                                                           -----------  ---------
                                                                                           -----------  ---------

                         INACOM CORP. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                            ---------------------
                                                                                            MARCH 30,   APRIL 1,
                                                                                               1996       1995
                                                                                            ----------  ---------
Cash flows from operating activities:
  Net earnings............................................................................  $    2,990      2,114
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization.........................................................       5,329      4,973
    Increase in accounts receivable.......................................................     (11,218)      (581)
    Decrease (increase) in inventories....................................................      32,751    (33,930)
    Increase in other current assets......................................................        (119)      (253)
    (Decrease) increase in accounts payable...............................................     (43,885)    15,722
    Increase in other current liabilities.................................................       3,383      1,401
                                                                                            ----------  ---------
      Net cash used in operating activities...............................................     (10,769)   (10,554)
                                                                                            ----------  ---------
Cash flows from investing activities:
  Additions to property and equipment.....................................................      (3,318)    (2,195)
  Proceeds from notes receivable..........................................................         168        407
  Increase in other assets................................................................      (2,698)      (714)
                                                                                            ----------  ---------
      Net cash used in investing activities...............................................      (5,848)    (2,502)
                                                                                            ----------  ---------
Cash flows from financing activities:
  Proceeds from short-term debt...........................................................      43,141     14,971
  Proceeds from exercise of stock options.................................................         415         --
                                                                                            ----------  ---------
      Net cash provided by financing activities...........................................      43,556     14,971
                                                                                            ----------  ---------
Net increase in cash and cash equivalents.................................................      26,939      1,915
Cash and cash equivalents, beginning of the period........................................      20,690     10,514
                                                                                            ----------  ---------
Cash and cash equivalents, end of the period..............................................  $   47,629     12,429
                                                                                            ----------  ---------
                                                                                            ----------  ---------

                         INACOM CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. The results of operations for the three months ended March 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1996.

2.  ACCOUNTS RECEIVABLE

    The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On March 30, 1996, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At March 30, 1996, the interest rate was 5.83%.

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

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For purposes of the condensed and consolidated statement of cash flows, the Company considers cash and cash investments with a maturity of three months or less to be cash equivalents.

    Interest and income taxes paid are summarized as follows (dollars in thousands):

                                                                               1996       1995
                                                                             ---------  ---------
Interest paid..............................................................  $   4,453      2,648
Income taxes paid..........................................................  $     238      1,063
                                                                             ---------  ---------
                                                                             ---------  ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue.

                                                                       THIRTEEN WEEKS ENDED
                                                                      ----------------------         INCREASE
                                                                       MARCH 30,   APRIL 1,   ----------------------
TOTAL REVENUES (IN THOUSANDS)                                            1996        1995      DOLLARS     PERCENT
- --------------------------------------------------------------------  -----------  ---------  ---------  -----------
Computer products...................................................  $   597,722    449,770    147,952       32.9%
Computer services...................................................       28,139     22,801      5,338       23.4%
Communication products and services.................................       16,220     11,385      4,835       42.5%
                                                                      -----------  ---------  ---------        ---
  Total.............................................................  $   642,081    483,956    158,125       32.7%
                                                                      -----------  ---------  ---------        ---
                                                                      -----------  ---------  ---------        ---


                                                                       THIRTEEN WEEKS ENDED
                                                                      ----------------------
                                                                       MARCH 30,   APRIL 1,
                                                                         1996        1995
                                                                      -----------  ---------
Revenue:
  Computer products........................................................................        93.1%        92.9%
  Computer services........................................................................         4.4          4.7
  Communication products and services......................................................         2.5          2.4
                                                                                                  -----        -----
    Total revenue..........................................................................       100.0%       100.0%
                                                                                                  -----        -----
                                                                                                  -----        -----

    Revenues for the first quarter of 1996 increased $158.1 million or 32.7% over the first quarter of 1995. Revenue growth resulted primarily from computer product sales which increased $148.0 million or 32.9% during the first quarter of 1996 compared to the same period in 1995. Revenue from computer services increased $5.3 million or 23.4% during the first quarter of 1996 compared to the same period in 1995. Revenue from communication products and services increased $4.8 million or 42.5% during the first quarter of 1996 compared to the same period in 1995.

    Revenues increased as a result of overall industry growth, an increase in sales through the existing company owned locations and independent resellers, and the sale of products to new independent resellers. The increase in computer product sales resulted from an increase in sales through the independent reseller channel ($87.3 million or 38.1% over the first quarter of 1995) and through an increase in sales through the Company-owned business centers ($57.5 million or 28.0% over the first quarter of 1995). Revenue from computer services increased as a result of increased sales efforts for such service offerings and the inclusion of these services with increasing computer product sales. Revenue from communication products and services has increased as a result of broad based growth from the communications product offerings.

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                             THIRTEEN WEEKS ENDED
                                                            ----------------------                  AS % OF TOTAL
                                                             MARCH 30,   APRIL 1,   PERCENT    ------------------------
TOTAL GROSS MARGIN (IN THOUSANDS)                              1996        1995     INCREASE      1996         1995
- ----------------------------------------------------------  -----------  ---------  --------   -----------  -----------
Computer products.........................................   $  33,491      27,902     20.0%        58.6%        60.8%
Computer services.........................................      19,936      15,488     28.7%        34.9%        33.7%
Communication products and services.......................       3,754       2,526     48.6%         6.5%         5.5%
                                                            -----------  ---------      ---        -----        -----
  Total...................................................   $  57,181      45,916     24.5%       100.0%       100.0%
                                                            -----------  ---------      ---        -----        -----
                                                            -----------  ---------      ---        -----        -----

                                                            THIRTEEN WEEKS ENDED
                                                            ---------------------
                                                            MARCH 30,   APRIL 1,
TOTAL GROSS MARGIN (PERCENTAGE)                               1996        1995
- ----------------------------------------------------------  ---------   ---------
Computer products.........................................       5.6%        6.2%
Computer services.........................................      70.8%       67.9%
Communication products and services.......................      23.1%       22.2%
                                                                 ---         ---
Company gross margin percentage...........................       8.9%        9.5%
                                                                 ---         ---
                                                                 ---         ---

    While gross margin percentages declined from the 1995 first quarter to the 1996 first quarter, the gross margin percentage in computer product sales was the same in the 1996 first quarter as the 5.6% in the fourth quarter of 1995. The decrease in gross margin percentage for the computer products resulted from a greater proportion of lower margin independent reseller channel sales in the first quarter of 1996 versus higher margin computer product sales in the
Company-owned business centers. The increase in gross margin percentage for computer services resulted from an increase in the mix of services to include more higher margin systems integration services versus the support and technology procurement services. The increase in gross margin percentage for the communication products and services resulted from an increase in mix of revenues to include more higher margin long distance and non-product services.

    Selling, general and administrative (SG&A) expenses for the quarter ended March 30, 1996 were $47.2 million versus $39.5 million for the corresponding period in 1995. SG&A as a percent of revenue was 7.4% in the first quarter of 1996 versus 8.2% in the first quarter of 1995. The increase in spending resulted primarily from the costs of handling the increased revenues and an increase in investment for computer service offerings. The decrease in SG&A as a percent of revenue resulted from leverage achieved through operational efficiencies resulting from investments in distribution center automation and information systems.

    Interest expense was $4.9 million in the first quarter of 1996 versus $2.8 million in the first quarter of 1995. Interest expense increased due to higher average daily borrowings. Average daily borrowings for the first quarter of 1996 were $123.5 million more than the average borrowings for the same period in the prior year while the average borrowing rate decreased approximately 0.6 of a percentage point from the same period in the prior year. The increase in the average daily borrowings resulted from the Company's decision in the first quarter of 1996 to take advantage of early pay discounts offered by some of the Company's major vendors and an increase in accounts receivable resulting from the increase in revenues.

    The effective tax rate was 41.0% for the first quarter of 1996 and 1995.

    The following tables set forth, for the indicated periods, net earnings by classification.

                                                              THIRTEEN WEEKS ENDED
                                                            ------------------------                    AS % OF TOTAL
                                                             MARCH 30,    APRIL 1,      PERCENT    ------------------------
TOTAL NET EARNINGS (IN THOUSANDS)                              1996         1995       INCREASE       1996         1995
- ----------------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Computer products.........................................   $   1,557          973        60.0%        52.1%        46.0%
Computer services.........................................       1,127        1,008        11.8%        37.7%        47.7%
Communication products and services.......................         306          133       130.1%        10.2%         6.3%
                                                            -----------       -----       -----        -----        -----
  Total...................................................   $   2,990        2,114        41.4%       100.0%       100.0%
                                                            -----------       -----       -----        -----        -----
                                                            -----------       -----       -----        -----        -----

    Net earnings were $3.0 million or $.29 per share for the quarter ended March 30, 1996 versus $2.1 million or $.21 per share for the corresponding period in 1995. This increase resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million, a revolving credit facility for $40.0 million and $30.3 million in two private placement notes.

    The Company entered into a working capital financing agreement in June 1995 with a financial services organization and terminated previous revolving credit facilities. The $350.0 million working capital financing agreement expires June 29, 1998. At March 30, 1996, $80.0 million was outstanding under the working capital line and the interest rate was 7.3% based on LIBOR. The working capital financing agreement is secured by accounts receivable and inventory.

    The Company entered into a revolving credit facility agreement in February 1996 with a financial institution. The $40.0 million revolving credit facility agreement expires in February 1997. At March 30, 1996, $40.0 million was outstanding under the revolving credit facility and the interest rate was 6.7% based on LIBOR. The revolving credit facility is secured by accounts receivable and inventory.

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

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. The Company was in compliance with the covenants contained in the agreements at March 30, 1996.

    Long-term debt was 13.5% of total long-term debt and equity at March 30, 1996 versus 18.0% at April 1, 1995. The decrease is primarily a result of the increase in equity and a reduction in long-term debt due to the scheduled payment of $6.7 million of the private placement notes.

    The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On March 30, 1996, $21.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At March 30, 1996, the implicit interest rate on the receivables sale transaction was 5.83%

    During the first quarter of 1996 the Company used $10.8 million of cash in operations. Inventory decreased by $32.8 million during the first quarter with the decrease offset by a reduction in accounts payable of $43.9 million. Accounts receivable also increased $11.2 million during the first quarter. Inventory decreased during the quarter as a result of increased sales and accounts payable decreased as a result of the Company taking advantage of early pay discounts offered by some of the Company's major vendors. Accounts receivable increased during the quarter as a result of the increase in revenues.

    Cash used in investing activities for the first quarter of 1996 totaled $5.8 million, of which $3.3 million resulted from additions to property and equipment. Cash was also provided from financing activities through proceeds from short-term borrowings of $43.1 million.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities will be sufficient to meet working capital and capital investment needs in 1996.

                         INACOM CORP. AND SUBSIDIARIES

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on April 18, 1996. Stockholders voted on the following two items:

    (a) Election of Directors

DIRECTOR                                                         VOTE FOR    VOTE WITHHELD
- --------------------------------------------------------------  -----------  -------------
Joseph Auerbach...............................................    9,022,695        27,186
Bill L. Fairfield.............................................    8,828,747       221,134
W. Grant Gregory..............................................    9,025,147        24,734
Joseph T. Inatome.............................................    8,828,647       221,234
Rick Inatome..................................................    8,823,747       226,134
Gary L. Schwendiman...........................................    9,026,047        23,834
Durward B. Varner.............................................    9,018,907        30,974

    (b) Approval of appointment of independent accountants KPMG Peat Marwick for fiscal 1996. The stockholder vote on such proposal was: 9,036,678 for; 6,674 against; 6,529 abstain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. None

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                          INACOM CORP.

                                          By        /s/ DAVID C. GUENTHNER

                                             -----------------------------------
                                                     David C. Guenthner
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

Dated this 13th day of May, 1996.