Form 10-Q
period 1996-06-29
INACOM CORP
filed 1996-08-13
CIK 818815

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 29, 1996

    OR

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER: 0-16114

                                  INACOM CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 47-0681813
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)       Number)

                            10810 FARNAM, SUITE 200
                             OMAHA, NEBRASKA 68154
                    (Address of principal executive offices)
                        Telephone number (402) 392-3900

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                            Yes /X/          No / /

    As of August 1, 1996 there were 10,142,339 common shares of the registrant outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                       ASSETS

                                                                                         JUNE 29,    DECEMBER 30,
                                                                                           1996          1995
                                                                                        -----------  ------------
Current assets:
  Cash and cash equivalents...........................................................  $    24,835       20,690
  Accounts receivable, net............................................................      201,488      160,306
  Inventories.........................................................................      304,363      352,948
  Other current assets................................................................        6,391        5,996
                                                                                        -----------  ------------
    Total current assets..............................................................      537,077      539,940
                                                                                        -----------  ------------
Other assets, net.....................................................................       20,580       17,831
Cost in excess of net assets of business acquired, net of accumulated amortization....       29,790       24,966
Property and equipment, net...........................................................       44,407       41,501
                                                                                        -----------  ------------
                                                                                        $   631,854      624,238
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $   261,530      331,221
  Notes payable and current portion of long-term debt.................................       92,667       83,526
  Other current liabilities...........................................................       47,472       34,253
                                                                                        -----------  ------------
    Total current liabilities.........................................................      401,669      449,000
                                                                                        -----------  ------------
Long-term debt........................................................................       68,850       23,667
Other long-term liabilities...........................................................        3,022        2,796
Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none
     issued...........................................................................      --            --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 10,142,339
     shares...........................................................................        1,014        1,004
    Additional paid-in capital........................................................       91,253       89,528
    Retained earnings.................................................................       66,288       58,874
                                                                                        -----------  ------------
                                                                                            158,555      149,406
Less:
  Cost of common shares in treasury of 19,989 in 1995.................................      --               161
  Unearned restricted stock...........................................................          242          470
                                                                                        -----------  ------------
    Total stockholders' equity........................................................      158,313      148,775
                                                                                        -----------  ------------
                                                                                        $   631,854      624,238
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                         INACOM CORP. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                                ----------------------  ------------------------
                                                                 JUNE 29,     JULY 1,    JUNE 29,      JULY 1,
                                                                   1966        1995        1996         1995
                                                                -----------  ---------  -----------  -----------
Revenues:
  Computer products...........................................  $   718,585    492,369    1,316,307      942,139
  Computer services...........................................       30,201     22,184       58,340       44,985
  Communications products and services........................       21,074     12,356       37,294       23,741
                                                                -----------  ---------  -----------  -----------
                                                                    769,860    526,909    1,411,941    1,010,865
                                                                -----------  ---------  -----------  -----------
Direct costs:
  Computer products...........................................      677,760    462,101    1,241,991      883,969
  Computer services...........................................        7,347      7,050       15,550       14,363
  Communications products and services........................       16,620      9,370       29,086       18,229
                                                                -----------  ---------  -----------  -----------
                                                                    701,727    478,521    1,286,627      916,561
                                                                -----------  ---------  -----------  -----------
Gross margin..................................................       68,133     48,388      125,314       94,304
Selling, general and administrative expenses..................       55,588     40,361      102,829       79,877
                                                                -----------  ---------  -----------  -----------
Operating income..............................................       12,545      8,027       22,485       14,427
Interest expense..............................................        5,046      3,663        9,919        6,480
                                                                -----------  ---------  -----------  -----------
Earnings before income tax....................................        7,499      4,364       12,566        7,947
Income tax expense............................................        3,075      1,789        5,152        3,258
                                                                -----------  ---------  -----------  -----------
Net earnings..................................................  $     4,424      2,575        7,414        4,689
                                                                -----------  ---------  -----------  -----------
                                                                -----------  ---------  -----------  -----------
Earnings per share
  Primary.....................................................  $       .43        .25          .72          .46
  Fully diluted...............................................  $       .42        .25          .71          .46
                                                                -----------  ---------  -----------  -----------
                                                                -----------  ---------  -----------  -----------
  Common shares and equivalents outstanding...................
    Primary...................................................       10,300     10,300       10,300       10,300
    Fully diluted.............................................       10,700     10,300       10,500       10,300
                                                                -----------  ---------  -----------  -----------
                                                                -----------  ---------  -----------  -----------

                         INACOM CORP. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                           TWENTY-SIX WEEKS ENDED
                                                                                           ----------------------
                                                                                            JUNE 29,    JULY 1,
                                                                                              1996        1995
                                                                                           ----------  ----------
Cash flows from operating activities:
  Net earnings...........................................................................  $    7,414       4,689
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization........................................................       9,720       9,831
    Increase in accounts receivable......................................................     (41,182)    (16,898)
    Decrease (increase) in inventories...................................................      48,585     (24,445)
    Increase in other current assets.....................................................        (395)        (41)
    (Decrease) increase in accounts payable..............................................     (69,691)      7,238
    Increase in other long term liabilities..............................................         226      --
    Increase (decrease) in other current liabilities.....................................      13,219      (1,968)
                                                                                           ----------  ----------
        Net cash used in operating activities............................................     (32,104)    (21,594)
                                                                                           ----------  ----------
Cash flows from investing activities:
  Additions to property and equipment....................................................     (10,016)     (3,197)
  Proceeds from notes receivable.........................................................       1,605         568
  Increase in other assets...............................................................     (10,472)       (711)
                                                                                           ----------  ----------
        Net cash used in investing activities............................................     (18,883)     (3,340)
                                                                                           ----------  ----------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt............................................       5,741     (61,043)
  Payments of long-term debt.............................................................      (6,667)     (6,667)
  Proceeds from receivables sold.........................................................      --         100,000
  Proceeds from sale of convertible subordinated debentures..............................      55,250      --
  Proceeds from exercise of stock options................................................         808          74
                                                                                           ----------  ----------
        Net cash provided by financing activities........................................      55,132      32,364
                                                                                           ----------  ----------
Net increase in cash and cash equivalents................................................       4,145       7,430
Cash and cash equivalents, beginning of the period.......................................      20,690      10,514
                                                                                           ----------  ----------
Cash and cash equivalents, end of the period.............................................  $   24,835      17,944
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                         INACOM CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1996.

2.  ACCOUNTS RECEIVABLE
    The Company entered into an agreement in June 1995 to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On June 29, 1996, $20.8 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At June 29, 1996, the interest rate was 5.9%.

3.  INVENTORIES
    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment and related materials.

4.  LONG TERM DEBT
    In June 1996 the Company issued $55.25 million of 6.0% Convertible Subordinated Debentures due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to par. The debentures may also be redeemed at the option of the holder at any time prior to June 16, 2000 if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

5.  COMMON STOCK
    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding during each period presented.

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

                         INACOM CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    For purposes of the condensed and consolidated statement of cash flows, the Company considers cash and cash investments with a maturity of three months or less to be cash equivalents. Interest and income taxes paid are summarized as follows (dollars in thousands):

                                                                                       1996       1995
                                                                                     ---------  ---------
Interest paid......................................................................  $   9,924      7,203
Income taxes paid..................................................................  $   1,126      1,526
                                                                                     ---------  ---------
                                                                                     ---------  ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue.

                                                                         THIRTEEN WEEKS         THIRTEEN WEEKS ENDED
                                                                             ENDED
                                                                    ------------------------  ------------------------
                                                                     JUNE 29,      JULY 1,     JUNE 29,      JULY 1,
                                                                       1996         1995         1996         1995
                                                                    -----------  -----------  -----------  -----------
                                                                         (IN THOUSANDS)
Computer products.................................................  $   718,585  $   492,369       93.3%        93.4%
Computer services.................................................       30,201       22,184        3.9          4.2
Communication products and services...............................       21,074       12,356        2.8          2.4
                                                                    -----------  -----------      -----        -----
    Total.........................................................  $   769,860  $   526,909      100.0%       100.0%
                                                                    -----------  -----------      -----        -----
                                                                    -----------  -----------      -----        -----

                                                                      TWENTY-SIX WEEKS         TWENTY-SIX WEEKS ENDED
                                                                           ENDED
                                                                ----------------------------  ------------------------
                                                                  JUNE 29,        JULY 1,      JUNE 29,      JULY 1,
                                                                    1996           1995          1996         1995
                                                                -------------  -------------  -----------  -----------
                                                                       (IN THOUSANDS)
Computer products.............................................  $   1,316,307  $     942,139       93.2%        93.2%
Computer services.............................................         58,340         44,985        4.1          4.5
Communication products and services...........................         37,294         23,741        2.6          2.3
                                                                -------------  -------------      -----        -----
    Total.....................................................  $   1,411,941  $   1,010,865      100.0%       100.0%
                                                                -------------  -------------      -----        -----
                                                                -------------  -------------      -----        -----

    Revenues for the second quarter and first six months of 1996 increased $243.0 million or 46.1% and $401.1 million or 39.7% over the second quarter and first six months of 1995, respectively. Revenue growth resulted primarily from computer product sales which increased $226.2 million or 45.9% and $374.2 million or 39.7% over the second quarter and first six months of 1995, respectively. Revenue from computer services increased $8.0 million or 36.1% and $13.4 million or 29.7% over the same periods of 1995, respectively. Revenue from communication products and services increased $8.7 million or 70.6% and $13.6 million or 57.1% over the second quarter and first six months of 1995, respectively.

    Revenues increased primarily as a result of an increase in products shipped directly to the end-user customer, overall industry growth and the sale of products to new independent resellers. The increase in computer product sales resulted from an increase in sales through the independent reseller channel ($150.3 million or 55.9% and $236.6 million or 46.4% over the second quarter and first six months of 1995, respectively) and through an increase in sales through the Company-owned business centers ($82.1 million or 34.9% and $144.7 million or 31.7% over the second quarter and first six months of 1995, respectively). Revenue from computer services increased as a result of increased sales efforts for such service offerings and the inclusion of these services with increasing computer product sales. Revenue from communication products and services has increased as a result of broad based growth from the communications product offerings.

GROSS MARGIN

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                                         THIRTEEN WEEKS       THIRTEEN WEEKS ENDED
                                                                             ENDED
                                                                      --------------------  ------------------------
                                                                      JUNE 29,    JULY 1,    JUNE 29,      JULY 1,
                                                                        1996       1995        1996         1995
                                                                      ---------  ---------  -----------  -----------
                                                                         (IN THOUSANDS)
Computer products...................................................  $  40,825  $  30,268        5.7%         6.2%
Computer services...................................................     22,854     15,134       75.7         68.2
Communication products and services.................................      4,454      2,986       21.1         24.2
                                                                      ---------  ---------      -----        -----
    Total...........................................................  $  68,133  $  48,388        8.9%         9.2%
                                                                      ---------  ---------      -----        -----
                                                                      ---------  ---------      -----        -----

                                                                        TWENTY-SIX WEEKS      TWENTY-SIX WEEKS ENDED
                                                                             ENDED
                                                                     ----------------------  ------------------------
                                                                      JUNE 29,     JULY 1,    JUNE 29,      JULY 1,
                                                                        1996        1995        1996         1995
                                                                     -----------  ---------  -----------  -----------
                                                                         (IN THOUSANDS)
Computer products..................................................  $    74,316  $  58,170        5.7%         6.2%
Computer services..................................................       42,790     30,622       73.4         68.1
Communication products and services................................        8,208      5,512       22.0         23.2
                                                                     -----------  ---------      -----        -----
    Total..........................................................  $   125,314  $  94,304        8.9%         9.3%
                                                                     -----------  ---------      -----        -----
                                                                     -----------  ---------      -----        -----

    The decrease in the Company gross margin percentage for the second quarter and first six months of 1996 versus the same period in 1995 is primarily a result of the decrease in the gross margin percentage on computer products. However, the gross margin percentage in computer product sales increased from 5.6% in the first quarter of 1996 to 5.7% in the second quarter of 1996. The decrease in gross margin percentage for the computer products resulted primarily from a greater proportion of lower margin independent reseller channel sales in the second quarter and first six months of 1996 versus higher margin computer product sales in the Company-owned business centers.

    The increase in the gross margin percentage for computer services resulted from an increase in the mix of services to include more higher margin systems integration services versus the support and technology procurement services. The decrease in gross margin percentage for the communication products and services resulted from an increase in mix of revenues which included more lower margin communications product sales as compared to the higher margin long distance and non-product services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 1996 increased $15.2 million or 37.7% and $23.0 million or 28.7% over the second quarter and first six months of 1995, respectively. SG&A as a percent of revenue was 7.2% in the second quarter of 1996 versus 7.7% in the second quarter of 1995, and 7.3% for the first six month of 1996 versus 7.9% for the first six months of 1995. The increase in spending resulted primarily from the costs of handling the increased product, services and communications revenues. The decrease in SG&A as a percent of revenue resulted from leverage achieved through operational efficiencies resulting from current and prior period investments in distribution center automation, information systems and computer service offerings.

INTEREST EXPENSE

    Interest expense for the second quarter and first six months of 1996 was $5.0 million and $9.9 million, respectively, versus interest expense for the second quarter and first six months of 1995 of $3.7 million and $6.5 million, respectively. Interest expense increased due to higher average daily borrowings. Average daily borrowings for the second quarter of 1996 were $97.4 million more than the average borrowings for the same period in the prior year, and $110.5 million more for the first six months of 1996 than the average daily borrowings for the same period in 1995. The average borrowing rate for the second quarter decreased approximately 0.8 of a percentage point from the same period in the prior year, and 1.0 percentage point for the first six months of 1996 versus the same period in 1995. The increase in the average daily borrowings resulted from the Company's decision in the first quarter of 1996 to take advantage of early pay discounts offered by some of the Company's major vendors and an increase in accounts receivable resulting from the increase in revenues. The decrease in the average borrowing rate resulted from the Company selling $100 million of accounts receivable in June 1995 and the issuance of $55.25 million of 6% convertible subordinated debentures in June 1996 (see "Financial Condition and Liquidity").

NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings.

                                                                         THIRTEEN WEEKS ENDED    THIRTEEN WEEKS ENDED
                                                                         --------------------  ------------------------
                                                                         JUNE 29,    JULY 1,    JUNE 29,      JULY 1,
                                                                           1996       1995        1996         1995
                                                                         ---------  ---------  -----------  -----------
                                                                            (IN THOUSANDS)
Computer products......................................................  $   2,544  $   1,387       57.5%        53.9%
Computer services......................................................      1,669        989       37.7         38.4
Communication products and services....................................        211        199        4.8          7.7
                                                                         ---------  ---------      -----        -----
    Total..............................................................  $   4,424  $   2,575      100.0%       100.0%
                                                                         ---------  ---------      -----        -----
                                                                         ---------  ---------      -----        -----

                                                                           TWENTY-SIX WEEKS     TWENTY-SIX WEEKS ENDED
                                                                                ENDED
                                                                         --------------------  ------------------------
                                                                         JUNE 29,    JULY 1,    JUNE 29,      JULY 1,
                                                                           1996       1995        1996         1995
                                                                         ---------  ---------  -----------  -----------
                                                                            (IN THOUSANDS)
Computer products......................................................  $   4,102  $   2,359       55.3%        50.3%
Computer services......................................................      2,796      1,998       37.7         42.6
Communication products and services....................................        516        332        7.0          7.1
                                                                         ---------  ---------      -----        -----
    Total..............................................................  $   7,414  $   4,689      100.0%       100.0%
                                                                         ---------  ---------      -----        -----
                                                                         ---------  ---------      -----        -----

    Net earnings were $4.4 million resulting in primary earnings per share of $.43 and fully diluted earnings per share of $.42 for the quarter ended June 29, 1996 versus $2.6 million for primary and fully diluted earnings per share of $.25 for the corresponding period in 1995. The net earnings were $7.4 million resulting in primary earnings per share of $.72 and fully diluted earnings per share of $.71 for the first six months of 1996 versus $4.7 million for primary and fully diluted earnings per share of $.46 for the corresponding period in 1995. This increase resulted from the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY
    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million, convertible subordinated debentures of $55.25 million, a revolving credit facility for $40.0 million and $23.7 million in two private placement notes.

    The Company entered into a working capital financing agreement in June 1995 with a financial services organization and terminated previous revolving credit facilities. The $350.0 million working capital financing agreement expires June 29, 1998. At June 29, 1996, $42.6 million was outstanding under the working capital line and the interest rate was 7.4% based on LIBOR. The working capital financing agreement is secured by accounts receivable and inventory.

    In June 1996 the Company issued $55.25 million of 6.0% convertible subordinated debentures due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to par. The debentures may also be redeemed at the option of the holder at any time prior to June 16, 2000 if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The net proceeds from the sale of the 6% debentures were used to reduce a portion of the outstanding balance of the working capital financing agreement which carried an interest rate at the time of the debenture sale of 7.3%.

    The Company entered into a revolving credit facility agreement in February 1996 with a financial institution. The $40.0 million revolving credit facility agreement expires in February 1997. At June 29, 1996, $40.0 million was outstanding under the revolving credit facility and the interest rate was 6.8% based on LIBOR. The revolving credit facility is secured by accounts receivable and inventory.

    The two private placement notes are held by unaffiliated insurance companies. The principal amount of the first note, $6.7 million, is due on May 31, 1997 and bears interest at 10.31% payable quarterly. The principal amount of the second note, $17 million, is payable in five annual installments of $3.4 million commencing on February 28, 1997 and bears interest at 6.83% payable quarterly. The Company has agreed to redeem the installments of the second note aggregating $6.8 million due in 2000 and 2001 on or after October 1, 1996 upon the request of the holders.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. The amount of retained earnings at June 29, 1996 not restricted as to payment of cash dividends under the most restrictive covenants in such agreements was approximately $38.0 million. The Company was in compliance with the covenants contained in the agreements at June 29, 1996.

    Long-term debt was 30.3% of total long-term debt and equity at June 29, 1996 versus 14.4% at July 1, 1995. The increase is primarily a result of the increase in long-term debt from the sale of $55.25 million of convertible subordinated debentures during the second quarter of 1996.

    The Company entered into an agreement in June 1995 to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On June 29, 1996, $20.8 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At June 29, 1996, the implicit interest rate on the receivables sale transaction was 5.9%.

    During the first six months of 1996 the Company used $32.1 million of cash in operations. Inventory decreased by $48.6 million during the first six months of 1996 with the decrease offset by a reduction in accounts payable of $69.7 million. Accounts receivable increased $41.2 million during the first six months of 1996. Inventory decreased during the six month period as a result of an increase in inventory turns and accounts payable decreased as a result of the Company taking advantage of early pay discounts offered by some of the Company's major vendors. Accounts receivable increased during the first half of 1996 as a result of the increase in revenues.

    Cash used in investing activities for the first six months of 1996 totaled $18.9 million, of which $10.0 million resulted from additions to property and equipment. Cash provided from financing activities for the first six months of 1996 totaled $55.1 million resulting from proceeds received from the sale of convertible subordinated debentures.

    The Company believes the funds expected to be generated from operations and provided by existing credit facilities will be sufficient to meet working capital and capital investment needs in 1996.

                         INACOM CORP. AND SUBSIDIARIES

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

    4.1 Indenture dated June 14, 1996 between the Company and First National Bank of Omaha, and related Debenture, with respect to $55.25 million convertible subordinated debentures due June 15, 2006.

b)  Reports on Form 8-K.

    The Company filed an 8-K current report dated June 19, 1996 reporting the Rule 144A private placement of $55.25 million of 6% Convertible Subordinated Debentures due June 15, 2006.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                          INACOM CORP.

                                          By_/s/ DAVID C. GUENTHNER_____________
                                                    David C. Guenthner
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

Dated this 13th day of August, 1996.