Form 10-Q
period 1996-09-28
INACOM CORP
filed 1996-11-01
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

(X)        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
           1934 for the Quarterly Period Ended September 28, 1996

                                               OR

( )        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
           1934

                        Commission file number: 0-16114

                            ------------------------

                                  INACOM CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 47-0681813
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

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

                               Yes  (X)  No

    As of October 1, 1996 there were 10,437,585 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                             SEPTEMBER
                                                                28,       DECEMBER 30,
                                                                1996          1995
                                                            ------------  ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents...............................  $    23,768        20,690
  Accounts receivable, net................................      238,980       160,306
  Inventories.............................................      377,970       352,948
  Other current assets....................................        6,571         5,996
                                                            ------------  ------------
      Total current assets................................      647,289       539,940
                                                            ------------  ------------
Other assets, net.........................................       24,088        17,831
Cost in excess of net assets of business acquired, net of
  accumulated amortization................................       37,693        24,966
Property and equipment, net...............................       55,287        41,501
                                                            ------------  ------------
                                                            $   764,357       624,238
                                                            ------------  ------------
                                                            ------------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................  $   342,502       331,221
  Notes payable and current portion of long-term debt.....      129,367        83,526
  Other current liabilities...............................       58,231        34,253
                                                            ------------  ------------
      Total current liabilities...........................      530,100       449,000
                                                            ------------  ------------
Long-term debt............................................       62,050        23,667
Other long-term liabilities...............................        2,796         2,796
Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized
      1,000,000 shares; none issued.......................      --            --
    Common stock of $.10 par value. Authorized 30,000,000
      shares; issued 10,437,585 shares....................        1,043         1,004
    Additional paid-in capital............................       97,167        89,528
    Retained earnings.....................................       71,329        58,874
                                                            ------------  ------------
                                                                169,539       149,406
  Less:
    Cost of common shares in treasury of 19,989 in 1995...      --                161
    Unearned restricted stock.............................          128           470
                                                            ------------  ------------
      Total stockholders' equity..........................      169,411       148,775
                                                            ------------  ------------
                                                            $   764,357       624,238
                                                            ------------  ------------
                                                            ------------  ------------

                         INACOM CORP. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THIRTEEN WEEKS        THIRTY-NINE WEEKS
                                                                           ENDED                  ENDED
                                                                   ---------------------  ----------------------
                                                                   SEPT. 28,   SEPT. 30,  SEPT. 28,   SEPT. 30,
                                                                      1996       1995        1996        1995
                                                                   ----------  ---------  ----------  ----------
Revenues:
  Computer products..............................................  $  713,432    492,659   2,029,739   1,434,798
  Computer services..............................................      34,952     23,373      93,292      68,358
  Communications products and services...........................      21,068     17,222      58,362      40,963
                                                                   ----------  ---------  ----------  ----------
                                                                      769,452    533,254   2,181,393   1,544,119
                                                                   ----------  ---------  ----------  ----------
Direct costs:
  Computer products..............................................     671,588    462,926   1,913,579   1,346,895
  Computer services..............................................       7,971      6,029      23,521      20,392
  Communications products and services...........................      16,766     13,480      45,852      31,709
                                                                   ----------  ---------  ----------  ----------
                                                                      696,325    482,435   1,982,952   1,398,996
                                                                   ----------  ---------  ----------  ----------
Gross margin.....................................................      73,127     50,819     198,441     145,123
Selling, general and administrative expenses.....................      60,185     42,724     163,014     122,601
                                                                   ----------  ---------  ----------  ----------
Operating income.................................................      12,942      8,095      35,427      22,522
Interest expense.................................................       4,398      3,727      14,317      10,207
                                                                   ----------  ---------  ----------  ----------
Earnings before income tax.......................................       8,544      4,368      21,110      12,315
Income tax expense...............................................       3,503      1,791       8,655       5,049
                                                                   ----------  ---------  ----------  ----------
Net earnings.....................................................  $    5,041      2,577      12,455       7,266
                                                                   ----------  ---------  ----------  ----------
                                                                   ----------  ---------  ----------  ----------
Earnings per share
  Primary........................................................  $      .48        .25        1.20         .71
  Fully diluted..................................................  $      .43        .25        1.14         .71
                                                                   ----------  ---------  ----------  ----------
                                                                   ----------  ---------  ----------  ----------
Common shares and equivalents outstanding
  Primary........................................................      10,500     10,300      10,400      10,300
  Fully diluted..................................................      12,800     10,300      11,400      10,300
                                                                   ----------  ---------  ----------  ----------
                                                                   ----------  ---------  ----------  ----------

                         INACOM CORP. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 28,  SEPTEMBER 30,
                                                                                          1996           1995
                                                                                      -------------  -------------
Cash flows from operating activities:

  Net earnings......................................................................   $    12,455          7,266
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization...................................................        15,535         14,623
    Increase in accounts receivable.................................................       (78,674)       (42,104)
    Increase in inventories.........................................................       (25,022)       (64,796)
    Increase in other current assets................................................          (575)          (953)
    Increase in accounts payable....................................................        11,281         30,818
    Increase in other current liabilities...........................................        23,978          3,891
                                                                                      -------------  -------------
      Net cash used in operating activities.........................................       (41,022)       (51,255)
                                                                                      -------------  -------------

Cash flows from investing activities:

  Additions to property and equipment...............................................       (18,678)        (5,557)
  (Advances of) proceeds from notes receivable......................................          (272)           880
  Increase in other assets..........................................................       (22,926)        (2,925)
                                                                                      -------------  -------------
      Net cash used in investing activities.........................................       (41,876)        (7,602)
                                                                                      -------------  -------------

Cash flows from financing activities:

  Proceeds from (payments of) short-term debt.......................................        35,651        (30,543)
  Payments of long-term debt........................................................        (6,667)        (6,667)
  Proceeds from receivables sold....................................................       --             100,000
  Proceeds from sale of convertible subordinated debentures.........................        55,250        --
  Proceeds from exercise of stock options...........................................         1,742            918
                                                                                      -------------  -------------
      Net cash provided by financing activities.....................................        85,976         63,708
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................         3,078          4,851
Cash and cash equivalents, beginning of the period..................................        20,690         10,514
                                                                                      -------------  -------------
Cash and cash equivalents, end of the period........................................   $    23,768         15,365
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                         INACOM CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1996.

2. ACCOUNTS RECEIVABLE

    The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On September 28, 1996, $20.8 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At September 28, 1996, the interest rate was 5.8%.

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

6. MARKETING DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. The funds or credits received are based on the purchases or sales of the vendor's products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs

                         INACOM CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6. MARKETING DEVELOPMENT FUNDS (CONTINUED) or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 3% of purchases from these vendors.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For purposes of the condensed and consolidated statement of cash flows, the Company considers cash and cash investments with a maturity of three months or less to be cash equivalents.

    Interest and income taxes paid are summarized for the year to date periods as follows (dollars in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Interest paid...........................................................  $  13,370     10,179
Income taxes paid.......................................................  $   3,526      4,564
                                                                          ---------  ---------
                                                                          ---------  ---------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    REVENUE

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue.

                                                                                                THIRTEEN WEEKS ENDED
                                                                       THIRTEEN WEEKS ENDED
                                                                       ---------------------  ------------------------
                                                                       SEPT. 28,   SEPT. 30,   SEPT. 28,    SEPT. 30,
                                                                          1996       1995        1996         1995
                                                                       ----------  ---------  -----------  -----------
                                                                          (IN THOUSANDS)
Computer products....................................................  $  713,432    492,659       92.8%        92.4%
Computer services....................................................      34,952     23,373        4.5          4.4
Communication products and services..................................      21,068     17,222        2.7          3.2
                                                                       ----------  ---------      -----        -----
    Total............................................................  $  769,452    533,254      100.0%       100.0%
                                                                       ----------  ---------      -----        -----
                                                                       ----------  ---------      -----        -----

                                                                                             THIRTY-NINE WEEKS ENDED
                                                                   THIRTY-NINE WEEKS ENDED
                                                                   ------------------------  ------------------------
                                                                    SEPT. 28,    SEPT. 30,    SEPT. 28,    SEPT. 30,
                                                                       1996         1995        1996         1995
                                                                   ------------  ----------  -----------  -----------
                                                                        (IN THOUSANDS)
Computer products................................................  $  2,029,739   1,434,798       93.0%        92.9%
Computer services................................................        93,292      68,358        4.3          4.4
Communication products and services..............................        58,362      40,963        2.7          2.7
                                                                   ------------  ----------      -----        -----
    Total........................................................  $  2,181,393   1,544,119      100.0%       100.0%
                                                                   ------------  ----------      -----        -----
                                                                   ------------  ----------      -----        -----

    Revenues for the third quarter and first nine months of 1996 increased $236.2 million or 44.3% and $637.3 million or 41.3% over the third quarter and first nine months of 1995, respectively. Revenue growth resulted primarily from computer product sales which increased $220.8 million or 44.8% and $594.9 million or 41.5% over the third quarter and first nine months of 1995, respectively. Revenue from computer services increased $11.6 million or 49.5% and $24.9 million or 36.5% over the same periods of 1995, respectively. Revenue from communication products and services increased $3.8 million or 22.3% and $17.4 million or 42.5% over the third quarter and first nine months of 1995, respectively.

    Revenues increased primarily as a result of an increase in products shipped directly to the end-user customer, overall industry growth, the sale of products to new independent resellers and the recent acquisitions completed by the Company-owned business centers. The increase in computer product sales resulted from an increase in sales through the independent reseller channel ($156.2 million or 59.1% and $392.7 million or 50.7% over the third quarter and first nine months of 1995, respectively) and through an increase in sales through the Company-owned business centers ($72.1 million or 29.9% and $216.8 million or 31.1% over the third quarter and first nine months of 1995, respectively). Revenue from computer services increased as a result of increased sales efforts for such service offerings and the inclusion of these services with increasing computer product sales. Revenue from communication products and services has increased as a result of broad based growth from the communications product and service offerings.

GROSS MARGIN

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                                           THIRTEEN WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                                          ----------------------  --------------------------
                                                                          SEPT. 28,   SEPT. 30,    SEPT. 28,     SEPT. 30,
                                                                            1996        1995          1996          1995
                                                                          ---------  -----------  ------------  ------------
                                                                              (IN THOUSANDS)
Computer products.......................................................  $  41,844      29,733          5.9%          6.0%
Computer services.......................................................     26,981      17,344         77.2          74.2
Communication products and services.....................................      4,302       3,742         20.4          21.7
                                                                          ---------  -----------         ---           ---
    Total...............................................................  $  73,127      50,819          9.5%          9.5%
                                                                          ---------  -----------         ---           ---
                                                                          ---------  -----------         ---           ---

                                                                          THIRTY-NINE WEEKS     THIRTY-NINE WEEKS ENDED
                                                                                ENDED
                                                                        ---------------------  --------------------------
                                                                        SEPT. 28,   SEPT. 30,   SEPT. 28,     SEPT. 30,
                                                                           1996       1995         1996          1995
                                                                        ----------  ---------  ------------  ------------
                                                                           (IN THOUSANDS)
Computer products.....................................................  $  116,160     87,903         5.7%          6.1%
Computer services.....................................................      69,771     47,966        74.8          70.2
Communication products and services...................................      12,510      9,254        21.4          22.6
                                                                        ----------  ---------         ---           ---
    Total.............................................................  $  198,441    145,123         9.1%          9.4%
                                                                        ----------  ---------         ---           ---
                                                                        ----------  ---------         ---           ---

    The decrease in the Company gross margin percentage for the first nine months of 1996 versus the same period in 1995 is primarily a result of the decrease in the gross margin percentage on computer products. The decrease in gross margin percentage for the computer products resulted primarily from a greater proportion of lower margin independent reseller channel sales in the third quarter and first nine months of 1996 versus higher margin computer product sales in the Company-owned business centers.

    The gross margin percentage in computer product sales has increased from 5.7% in the second quarter of 1996 to 5.9% in the third quarter of 1996. The Company does not expect this trend to continue into the fourth quarter of 1996.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the third quarter and first nine months of 1996 increased $17.5 million or 40.9% and $40.4 million or 33.0% over the third quarter and first nine months of 1995, respectively. SG&A as a percent of revenue was 7.8% in the third quarter of 1996 versus 8.0% in the third quarter of 1995, and 7.5% for the first nine month of 1996 versus 7.9% for the first nine months of 1995. The increase in spending resulted primarily from the costs of handling the increased product, services and communications revenues. The Company also continued to invest in the infrastructure opening a techvergence distribution and configuration center in Ontario, California during the third quarter of 1996. The Company also incurred additional costs during the quarter related to integrating the recent acquisitions of Computer Access International in Denver, Colorado and Technology Express in Nashville, Tennessee.

    The decrease in SG&A as a percent of revenue occurred from leverage achieved through operational efficiencies resulting from current and prior period investments in distribution center automation, information systems and computer service offerings.

INTEREST EXPENSE

    Interest expense for the third quarter and first nine months of 1996 was $4.4 million and $14.3 million, respectively, versus interest expense for the third quarter and first nine months of 1995 of $3.7 million and $10.2 million, respectively. Interest expense increased due to higher average daily borrowings. Average daily borrowings during the third quarter of 1996 were $104.3 million more than the average borrowings during the same period in the prior year, and $108.4 million more during the first nine months of 1996 than the average daily borrowings during the same period in 1995. The average daily borrowing rate for the third quarter decreased approximately 1.2 percentage points from the same period in the prior year, and 1.0 percentage point for the first nine months of 1996 versus the same period in 1995. The increase in the average daily borrowings resulted from the Company's decision in the first quarter of 1996 to take advantage of early pay discounts offered by some of the Company's major vendors as well as an increase in both accounts receivable, resulting from an increase in sales, and inventory. The decrease in the average daily borrowing rate resulted from the Company selling $100 million of accounts receivable in June 1995 and the issuance of $55.25 million of 6% convertible subordinated debentures in June 1996 (see "Financial Condition and Liquidity").

NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings.

                                                                           THIRTEEN WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                                         ------------------------  ------------------------
                                                                          SEPT. 28,    SEPT. 30,    SEPT. 28,    SEPT. 30,
                                                                            1996         1995         1996         1995
                                                                         -----------  -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Computer products......................................................   $   2,105          851        41.8%        33.0%
Computer services......................................................       2,507        1,461        49.7         56.7
Communication products and services....................................         429          265         8.5         10.3
                                                                         -----------       -----       -----        -----
    Total..............................................................   $   5,041        2,577       100.0%       100.0%
                                                                         -----------       -----       -----        -----
                                                                         -----------       -----       -----        -----

                                                                           THIRTY-NINE WEEKS     THIRTY-NINE WEEKS ENDED
                                                                                 ENDED
                                                                         ----------------------  ------------------------
                                                                         SEPT. 28,   SEPT. 30,    SEPT. 28,    SEPT. 30,
                                                                           1996        1995         1996         1995
                                                                         ---------  -----------  -----------  -----------
                                                                             (IN THOUSANDS)
Computer products......................................................  $   6,208       3,210        49.8%        44.2%
Computer services......................................................      5,302       3,459        42.6         47.6
Communication products and services....................................        945         597         7.6          8.2
                                                                         ---------       -----       -----        -----
    Total..............................................................  $  12,455       7,266       100.0%       100.0%
                                                                         ---------       -----       -----        -----
                                                                         ---------       -----       -----        -----

    Net earnings for the quarter ending September 28, 1996 rose 96% to $5.0 million compared with net earnings of $2.6 million for the third quarter of 1995. Share earnings increased to $.43 per fully diluted share from the $.25 per fully diluted share reported for the same period in 1995. Net earnings for the first nine months of 1996 rose 71% to $12.5 million compared with net earnings of $7.3 million for the first nine months of 1995. Share earnings increased to $1.14 per fully diluted share from the $.71 per fully diluted share reported for the same period in 1995. These increases resulted from the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million, convertible subordinated debentures of $55.25 million, a revolving credit facility for $40.0 million and $23.7 million in two private placement notes.

    The $350.0 million working capital financing agreement, which is provided by an unrelated financial services organization, expires June 29, 1998. At September 28, 1996, $72.5 million was outstanding under the working capital line and the interest rate was 7.3% based on LIBOR. The working capital financing agreement is secured by accounts receivable and inventory.

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

    The Company entered into a revolving credit facility agreement in February 1996 with an unrelated financial institution. The $40.0 million revolving credit facility agreement expires in February 1997. At September 28, 1996, $40.0 million was outstanding under the revolving credit facility and the interest rate was 6.7% based on LIBOR. The revolving credit facility is secured by accounts receivable and inventory.

    The two private placement notes are held by unaffiliated insurance companies. The principal amount of the first note, $6.7 million, is due on May 31, 1997 and bears interest at 10.31% payable quarterly. The principal amount of the second note, $17 million, is payable in five annual installments of $3.4 million commencing on February 28, 1997 and bears interest at 6.83% payable quarterly. In June 1996 the Company agreed to redeem the installments of the second note aggregating $6.8 million due in 2000 and 2001 on or after October 1, 1996 upon the request of the holders; the Company effected such redemption on October 15, 1996.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, fixed charge coverage, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. The amount of retained earnings at September 28, 1996 not restricted as to payment of cash dividends under the most restrictive covenants in such agreements was approximately $41 million. The Company was in compliance with the covenants contained in the agreements at September 28, 1996.

    Long-term debt was 26.8% of total long-term debt and equity at September 28, 1996 versus 14.1% at September 30, 1995. The increase is primarily a result of the increase in long-term debt from the sale of $55.25 million of convertible subordinated debentures during the second quarter of 1996.

    The Company entered into an agreement in June 1995 to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On September 28, 1996, $20.8 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At September 28, 1996, the implicit interest rate on the receivables sale transaction was 5.8%.

    During the first nine months of 1996 the Company used $41.0 million of cash in operations. Inventory increased $25.0 million during the first nine months of 1996 with a portion of the increase offset by an increase in accounts payable of $11.3 million. Accounts receivable increased $78.7 million during the first nine months of 1996. Inventory increased during the nine month period as a result of a decrease in inventory turns, stocking the Company's new distribution and configuration center in Ontario, California and the Company acquiring product from major vendors in anticipation of customer demand during the fourth quarter of 1996. Accounts payable increased as a result of the increase in inventory. Accounts receivable increased during the first nine months of 1996 as a result of the increase in revenues.

    Cash used in investing activities for the first nine months of 1996 totaled $41.9 million, of which $18.7 million resulted from additions to property and equipment and $22.9 million resulted from additions to other assets. Cash provided from financing activities for the first nine months of 1996 totaled $86.0 million, of which $55.25 million resulting from proceeds received from the sale of convertible subordinated debentures and $35.7 million in proceeds received from short term borrowings. The financing proceeds were partially offset by $6.7 million in payments made on long term borrowings.

    The Company believes the funds expected to be generated from operations and provided by existing credit facilities will be sufficient to meet working capital and capital investment needs in 1996.

                         INACOM CORP. AND SUBSIDIARIES

PART II--OTHER INFORMATION

ITEM 5.  OTHER EVENTS.

    The Company acquired Technology Express, a leading network integrator in the Nashville, Tennessee market in April 1996 for consideration including approximately $3,800,000 in cash and 89,286 shares of Common Stock; the business provides network integration services in addition to procurement, help desk and support services. The Company acquired the assets of Computer Access International in August 1996 for consideration including approximately $7,600,000 in cash and 238,209 shares of Common Stock; the business provides computer sales, support and rental services in the Denver, Colorado, Chicago, Illinois and Milwaukee, Wisconsin markets.

    InaCom's bylaws as amended through October 24, 1996 are attached as Exhibit
3.1. The amended bylaws set forth certain procedures which stockholders must follow in order to nominate a director or present any other business at an annual stockholders' meeting. Generally, a stockholder must give timely notice to the secretary of the company. To be timely, such notice must be received by the company not less than sixty nor more than ninety days prior to the first anniversary of the preceding year's annual stockholders' meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)  Exhibits.

            3.1--InaCom's bylaws as amended through October 24, 1996.

            27. Financial Data Schedule

    b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                INACOM CORP.

                                By             /s/ DAVID C. GUENTHNER
                                     -----------------------------------------
                                                 David C. Guenthner
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Dated this 31st day of October, 1996.