Form 10-K
period 1996-12-28
INACOM CORP
filed 1997-03-27
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 1996 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 28, 1997 as reported on NASDAQ National Market System, was approximately $395,000,000.

    At February 28, 1997 there were outstanding 10,850,008 common shares of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on April 22, 1997, are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PAGE 1 OF 65
                           INDEX TO EXHIBITS, PAGE 39

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

    InaCom Corp., a Delaware corporation ("Inacom" or the "Company") is a leading provider of technology management services to the end-user business client. Inacom sells computer services, computer products, and communication products and services to a targeted client base consisting primarily of large and medium-sized corporate clients. Inacom's products and services are offered both independently and in conjunction with one another, which enables Inacom to provide a broad range of tailored solutions to meet specific client needs. Inacom's strategy is to be a single source, long-term provider of products and services designed to help businesses optimize information technology investments and control ongoing costs throughout the life cycle of the client's technology systems.

HISTORY

    The Company has been engaged in the distribution of computer products and computer services since October 1982 and communications products and services since February 1987. The Company was established as a division of Valmont Industries, Inc. ("Valmont") in 1982 and became a wholly owned-subsidiary of Valmont in March 1985 under the name ValCom, Inc. The Company completed an initial public offering of its common stock in 1987 and changed its name to Inacom Corp. in 1991.

    Inacom historically has grown as a leading seller of computer products. The Company changed its strategic direction in the 1990's to meet the evolving technology needs of its business clients. With the proliferation and increasing complexity of computer products, information technology and related services, businesses began searching for a single source, long-term provider to design and manage their technology systems and control costs. Inacom's growth strategy begins with its proprietary distribution systems which enable it to deliver fully-designed and configured computer and communications systems to its end-user business clients. The resulting contacts with end users provide opportunities to build ongoing client relationships and provide such clients with more comprehensive and higher margin computer services.

    The Company has effected several significant acquisitions since 1991. The Company acquired Inacomp Computer Centers, Inc. in a 1991 merger for $53.9 million in cash and stock; Inacomp had revenues of $516.0 million in its fiscal year proceeding the merger from 322 business center locations. In 1993, the Company purchased certain assets of Sears Business Centers ("SBC") from Sears, Roebuck & Co. ("Sears"). The cost of the acquired assets was approximately $5.8 million for 35 former SBC locations which generated approximately $456 million of revenue for Sears in 1992. The Company acquires businesses to enhance the Company's presence in selected geographic markets and service areas and to enhance its service and communications capabilities. For example, during 1996, the Company acquired Technology Express, a leading network integrator in the Nashville, Tennessee market in April 1996 for $6.4 million in cash and stock; Computer Access International, Inc., a rental, lease, sales and service of personnel equipment business in the Englewood, Colorado and Chicago, Illinois areas for $14.5 million in cash and stock; and three network consulting providers in December 1996: Networks, Inc. in Fort Lauderdale, Florida for $3 million in stock, Perigee Communications, Inc. in Minneapolis, Minnesota for $9 million in stock and Gorham Clark, Inc. in New York for $13.4 million in cash and stock.

COMPUTER PRODUCTS

    Computer products include microcomputers, workstations, servers, monitors, printers and operating systems software. Inacom currently distributes computer products for leading vendors such as COMPAQ, IBM, Hewlett-Packard, Toshiba, Apple, NEC, Epson, Okidata, Lexmark, NCR, Novell, Banyan, Microsoft, Oracle, 3Com, SynOptics, SCO and Network General. Sales of computer products accounted for 93.0% of Inacom's revenues and 51.8% of Inacom's earnings in 1996.

    PROCUREMENT. Procurement involves all activities which precede transfer of item ownership, including: business processes for purchase forecasting; needs analysis; product specification and requisitions; purchase order management; order processing, tracking, and status reporting; financing; "build to order;" shipment tracking; order receiving, lost item tracking; order invoicing and invoice payments; and acceptance. As a result of its quantity purchasing capability, Inacom generally obtains volume discounts from its vendors, enabling it to sell products on a more favorable basis than clients could attain on their own. Inacom's advanced distribution and configuration capabilities allow Inacom to fully configure (add enhancement boards, networking products and software, and test the complete system) and ship products directly to an end-user client. Inacom provides procurement services through the use of Inacom's proprietary Vision, Vista and Direct Express systems.

       Vision -- Inacom's Vision 2000 software is an automated catalog and configurator which allows a business client to obtain product information from the client's desk top computer. The client can determine product and specific feature availability, product pricing and maintenance pricing and can also determine component compatibility to configure the client's systems.

       Vista -- Inacom's Vista software enables a business client to enter orders directly from the client's desk top computer, track the order status from placement through delivery, and obtain inventory, credit and cash flow management information.

       Direct Express -- Inacom's Direct Express delivery program reduces the number of steps in the distribution process by shipping products directly to the address selected by the business client.

    DISTRIBUTION NETWORK. Computer products and services are sold through a distribution network of more than 1,000 business centers located throughout the United States. Inacom has international affiliations in Europe, Asia, Central and South America, Canada and Mexico in order to service the technology management needs of its multinational clients.

    The following table sets forth information at December 28, 1996 with respect to the number of business centers owned and operated by the Company, and the reseller channel comprised of independently owned business centers, participating in the Company's distribution network:

BUSINESS CENTERS                                                 1996       1995       1994       1993       1992
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Company-owned................................................         51         45         46         53         50
Independent reseller channel.................................        985        972      1,316      1,417      1,152
                                                               ---------  ---------  ---------  ---------  ---------
    Total....................................................      1,036      1,017      1,362      1,470      1,202
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------

    The decrease in the number of independent resellers in recent years resulted from actions taken by the Company to tier the independent reseller channel into various categories due to the varying cost levels associated with conducting business with different size resellers. As a result of this process some of the smaller dealers in the independent reseller channel chose other sources for product procurement due to the decreased service levels and subsequent increased pricing. The loss of these independent resellers did not have a material negative impact on revenue.

    The Company-owned business centers provide a variety of computer products and computer services which include logistics services, support services, systems integration services and professional management services. Inacom's direct sales force in Company-owned business centers enables Inacom to establish relationships with major corporate clients for purposes of marketing Inacom's technology management services and communication products and services.

    The Company's independent reseller channel consists of franchisees, systems integrators and value added resellers. Through its indirect division, Inacom resells products on a wholesale basis to a large base of franchisees, system integrators and value-added resellers and receives a mark-up fee or, in some cases, a royalty. Franchisees operate computer stores and typically pay the Company (i) a base monthly royalty and/ or (ii) the purchase price plus markup of the product and services acquired from the Company. Contracts for franchisees are for a period of up to 10 years with certain options for renewal. System integrators and value added resellers operate businesses that focus on higher service levels providing customers with installation and support of networks, business applications and program design. The term of agreements within these groups range from 1 month to 5 years and the agreements specify the products that may be purchased. Products are typically purchased at a cost plus a volume based fee with varying levels of support services provided by the Company on a fee basis.

    VENDORS. Inacom has negotiated purchase arrangements, including price, delivery, training and support, directly with most major vendors. During the fiscal year ended December 28, 1996, sales of COMPAQ, IBM and Hewlett-Packard products accounted for approximately 26%, 24% and 15%, respectively, of Inacom's revenues. Inacom's agreements with its vendors are generally on a non-exclusive basis and may be terminated by the vendors on notice typically ranging from 30 to 90 days. The agreements with vendors generally contain provisions with respect to product cost, price protection, returns and product allocations; Inacom is entitled to price protection with all major vendors on eligible products in Inacom's inventory in the event of vendor price reductions. Certain vendors also sponsor payment programs with several financial service organizations to facilitate product sales through the business centers. In addition, the primary vendors of Inacom provide various incentives for promoting and marketing their product offerings. Funds or credits received by Inacom are based either on the sales of the vendor's products through the independent reseller and Inacom-owned channels, or on Inacom's purchases from the respective vendor. These funds or credits from Inacom's primary vendors typically range from 1% to 3% of purchases. The funds or credits are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. The three major forms of vendor incentives received by Inacom are cooperative funds, market development funds and vendor rebates. Coop funds are earned based upon the sale of the vendor's products and generally must be utilized to offset the costs associated with advertising and promotion pursuant to programs established by the respective vendor. Market development funds are earned based upon Inacom's purchases from the vendor and generally must be used for market development activities approved by the respective vendor. Vendor rebates are based upon Inacom attaining purchase volume targets established with the vendor. Rebates generally can be used at Inacom's discretion.

COMPUTER SERVICES

    Inacom has developed a broad range of life cycle management computer services to help its business clients manage their information technology. These services generally have higher gross margins than procurement services. These services include logistics services, support services, system integration services and professional management services, and can be purchased individually or as components of a complete package. Inacom intends to add new services to further assist its business clients with the management of information technology. Computer services generated 4.4% of Inacom's revenues and 39.4% of Inacom's earnings in 1996.

    LOGISTICS SERVICES. Logistics services include those basic services associated with the distribution of computer hardware and software to the end-user client. These services include product configuration in which Inacom installs and tests the particular software and peripherals required by the client, direct shipment of products to one or more locations for the client and special order handling, such as electronic order entry and the management of client-owned inventory.

    SUPPORT SERVICES. Support services include leasing, providing demo equipment, help desk, training, maintenance, and installation for computers, communication equipment and network cabling. Inacom provides extensive services which assist both its independent reseller and end-user clients manage ongoing support and training including help desk management and on-site and remote training classes. Help desk services include total call center management, call receipt, classification and problem diagnosis, problem resolution or dispatch, and performance monitoring. Inacom offers a toll-free hotline to professionals that manage computer networks using operating systems from a number of leading vendors including Novell, Banyan, Microsoft, IBM, Apple and SCO. Inacom's program of hardware maintenance, installation and support provides clients with options ranging from depot repair to on-site "break and fix" support and service coverage at multiple locations and is supported by a central service dispatch and service call tracking organization.

    SYSTEM INTEGRATION SERVICES. System integration services include systems design and consulting which help clients design a system and select products that are appropriate for their specific needs and project planning and management services. These services permit Inacom to assist a client in the actual implementation of a system, and system management services in which Inacom works with a client to implement all aspects of network management, database management, security management, software distribution and license control and data administration.

    PROFESSIONAL MANAGEMENT SERVICES. Professional management services combine many of the services described above into a complete life cycle management product portfolio. These services include service delivery, asset management and procurement management. Service delivery comprises the labor and management required actually to manage a client's service organization, such as handling service requests, generating work orders, managing personnel (Inacom and client), and managing service parts inventories. Asset management consists of the registration, tracing and disposal of computer hardware and software as it moves throughout an organization. Asset management services are becoming increasingly important as businesses attempt to understand what capabilities their existing computers have and whether, when and how to upgrade to the latest technology. Under procurement management, Inacom handles the entire purchasing process for its client and generally has its own personnel at a client location managing the process. This function draws upon Inacom's capabilities described above, including system design and planning, needs analysis, product specification and requisitions, purchase order management, order processing and tracking, financing and leasing, configuration, testing and delivery and installation.

COMMUNICATION PRODUCTS AND SERVICES

    Communication products and services include phone systems, voice mail, voice processing, data network equipment, multiple small office/home office offerings and maintenance. Inacom also offers network services including long distance, 800 service, calling cards, wide area value-added data networking, video conferencing and cellular communications. Communication products and services accounted for 2.6% of Inacom's revenues and 8.8% of Inacom's earnings in 1996.

    Inacom provides communication services using its North American Support Center as a single point of contact for all data and voice cabling and wiring needs. Inacom also offers project management, maintenance and 24-hour technical support through a network of independent certified technicians and customer support personnel. Inacom provides complete communication system design, installation and maintenance.

    DISTRIBUTION NETWORK. Communication products and services were provided at December 28, 1996 through a network of 18 direct sales offices and contractual relationships with approximately 160 dealers.

    VENDORS. The products of Lucent Technologies and the services of AT&T constitute approximately 90% of the voice and data systems sold by Inacom.

    NETWORK SERVICES. Inacom provides network services with advanced digital capabilities enabling voice, data and video communications utilizing AT&T, Frontier and Westinghouse networks. Services include long distance, inbound 800 service, calling cards and teleconferencing featuring account codes, enhanced billing and customized call reports which allow business clients to restrict and track telecommunications activity.

    CONVERGENT TECHNOLOGY SERVICES. Inacom offers convergence solutions centered around wide area data networks, computer telephone integration, desktop video conferencing and wireless data communications. These services include specialized support programs, maintenance programs and specialized software.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

    The Company has no foreign locations or material export sales. To satisfy the technology management service needs of its multinational clients, Inacom has established affiliations with the International Computer Group (Europe, the Middle East, Africa and Asia). Inacom Latin America, Inacom's 60% owned subsidiary based in Miami, Florida, provides international logistics and configuration services in Mexico, the Caribbean, Central and South America.

SEASONAL FACTORS IN BUSINESS

    The fourth quarter of the Company's fiscal year generally produces higher revenues, due principally to year-end purchases by business customers.

CLIENTS

    Inacom believes its client base of large and medium-sized businesses is most likely to benefit from the cost savings obtainable through the technology management services offered by Inacom. Inacom is not dependent for a material part of its business upon a single or a few clients and the loss of any one client would not have a material adverse effect on Inacom's business.

SERVICE MARK AND TRADEMARK

    Inacom holds United States service mark and trademark registrations for the marks "Inacom", "ValCom" and "Inacomp." Inacom also has certain state registrations. Inacom claims common law rights to the marks based on adoption and use. To Inacom's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation threatened or claimed, with respect to the marks in any jurisdiction.

GOVERNMENT REGULATION

    Inacom is subject to a substantial number of federal and state law regulating franchise relationships and telecommunication services. Inacom is registered with federal and state regulatory agencies with respect to the offer and sale of franchises and the sale of telecommunications services. Inacom believes it is in substantial compliance with all such laws and regulations.

COMPETITION

    All aspects of the technology management services industry are highly competitive. Inacom's distribution network competes for potential clients, including national accounts, with numerous other resellers and distributors. Several computer manufacturers have expanded their channels of distribution, pricing and product positioning and compete with Inacom's distribution network for potential clients. Additionally, several computer manufacturers in recent years lessened or eliminated requirements upon independent resellers to purchase products from a single source resulting in "open sourcing" of their products; previously, such manufacturers had typically required independent resellers having contractual relationships with Inacom to purchase their products from Inacom. Other competitors operate mail-order or discount stores offering clones of major vendor products. Inacom also competes with other computer technology sellers in the recruitment and retention of franchisees and independently-owned resellers. Inacom competes in the computer services division with a large number of service providers, including IBM through ISSC, Andersen Consulting, EDS, ENTEX, CompuCom and Vanstar. Competition in communication products and services is also intense, and includes entities which are also significant vendors of Inacom, such as Lucent Technologies and AT&T. Certain competitors and manufacturers are substantially larger than Inacom and may have greater financial, technical, service and marketing resources. Inacom's distribution network competes primarily on the basis of professionalism and client contact, quality of product line, availability of products, service, after-sale support, price, and quality of end-user training.

    The computer manufacturers' expansion of their channels of distribution including direct distribution, open sourcing, employment of selective resellers, pricing and product positioning has put pressure on hardware gross margins. Inacom believes its ability to deliver technology management services which consist of technology procurement services, system integration services and support services provides its client base with value added services that should differentiate Inacom from alternative distribution channels and should mitigate the impact of added competitive pressures caused by economic conditions and manufacturers' continuing expansion of their channels of distribution, pricing and product positioning.

NUMBER OF EMPLOYEES

    Inacom had 2,874 employees on December 28, 1996. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

BACKLOG

    The backlog of orders for products distributed by the Company was $59.3 million at the close of the 1996 fiscal year compared to $35.5 million at the close of the 1995 fiscal year and $43.8 million at the close of the 1994 fiscal year. Such orders are not necessarily firm since large customers may place orders with several computer resellers and accept products from the first computer reseller to provide delivery.

                            CERTAIN BUSINESS FACTORS

    THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INACOM THAT ARE BASED ON THE BELIEFS OF INACOM MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO INACOM MANAGEMENT. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF INACOM WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE FACTORS DESCRIBED IN THIS REPORT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS BELIEVED, ESTIMATED OR EXPECTED.

DEPENDENCE UPON KEY VENDORS

    Inacom's business is dependent in large measure upon its relationship with key vendors. A substantial portion of Inacom's computer products revenue is derived from the sales of the products of key vendors, including COMPAQ, IBM and Hewlett-Packard. During the fiscal year ended December 28, 1996, sales of COMPAQ, IBM and Hewlett-Packard products accounted for approximately 26%, 24% and 15%, respectively, of the Company's revenues. A substantial portion of Inacom's communications products and services revenue is derived from the sales of products of other key vendors, including products from Lucent Technologies and services from AT&T. Although Inacom considers its relationships with its key vendors to be good, there can be no assurance that these relationships will continue as presently in effect or that changes in marketing by one or more such key vendors and other suppliers would not adversely affect Inacom. Inacom's agreements with these vendors are on a non-exclusive basis and may be terminated by the vendors on notice typically ranging from 30 to 90 days. Termination of, or a material change to, or a nonrenewal of Inacom's agreements with COMPAQ, IBM, Hewlett-Packard, Lucent Technologies or AT&T, a material decrease in the level of marketing development programs offered by computer vendors, or an insufficient or interrupted supply of vendors' product would have a material adverse effect on Inacom's business. See "Business -- Computer Products -- Vendors."

IMPACT OF VENDOR INCENTIVE FUNDS

    The key vendors of Inacom provide various incentives for promoting and marketing their product offerings. Funds or credits received by Inacom are based either on the sales of the vendor's products through the independent reseller and Inacom-owned channels, or on Inacom's purchases from the respective vendor. The three major forms of vendor incentives received by Inacom are coop funds, market development funds and vendor rebates. The funds or credits are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. These funds or credits from Inacom's primary vendors typically range from 1% to 3% of purchases by Inacom. A material decrease in the level of vendor incentive funding or credits would have a material adverse effect on Inacom's business. See "Business -- Computer Products -- Vendors."

INVENTORY MANAGEMENT RISKS

    The personal computer industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Inacom's suppliers generally provide price protection intended to reduce the risk of inventory devaluation. There can be no assurance that vendors will continue such policies or that unforeseen new product developments and related inventory obsolescence will not materially adversely affect Inacom's business.

FUNDING REQUIREMENTS; INTEREST RATE SENSITIVITY

    Inacom's business requires significant working capital to finance product inventory and accounts receivable. Inacom has funded its working capital requirements through a working capital financing agreement, a revolving credit facility and the public sale of debentures. There can be no assurance that the existing creditors will continue to finance Inacom's operations at levels that are adequate or at all. The borrowings under these agreements bear a floating rate of interest. Inacom's operating results are highly sensitive to changes in interest rates. A change in interest rates could have a material adverse effect on Inacom's business. There can be no assurance that sufficient equity or debt financing will be available on terms acceptable to Inacom or that Inacom will be able to refinance its existing indebtedness. The inability of Inacom to refinance its existing indebtedness or to obtain a sufficient amount of alternative financing would have a material adverse effect on Inacom's business.

DEPENDENCE UPON KEY MANAGEMENT AND TECHNICAL PERSONNEL

    Inacom's success depends to a significant extent on its ability to attract and retain key personnel. Inacom is particularly dependent on its senior management team and technical personnel. Inacom's strategy for growth in the sale of computer services and communication services depends on its ability to attract and retain qualified technical personnel, including systems engineers and communications specialists. Competition for technical personnel is intense and no assurance can be given that Inacom will be able to recruit and retain such personnel. The failure to recruit and retain senior management and technical personnel could have a material adverse effect on Inacom's business.

ACQUISITIONS

    Inacom's strategy includes effecting acquisitions and strategic relationships in selected geographic market and service areas. Acquisitions involve a number of special risks, including the incorporation of acquired products and services into Inacom's offerings, the potential loss of key employees of the acquired business and the valuation of the acquired business. Inacom expects to issue equity securities to consummate certain acquisitions, which may cause dilution to current stockholders. No assurance can be given that Inacom will have adequate resources to consummate acquisitions or that any such acquisitions will be successful in enhancing Inacom's business. See "Business -- History."

PROPRIETARY DISTRIBUTION CAPABILITIES

    Inacom relies upon its proprietary distribution processes, including Vision, Vista and Direct Express to provide it with a competitive advantage. Inacom seeks to protect these proprietary product procurement processes. However, it is possible for third parties to replicate aspects of Inacom's software, systems and processes or to obtain and use information similar to that which Inacom regards as proprietary. No assurance can be given that the protective measures taken by Inacom will be sufficient to preclude competitors from developing competing or similar proprietary software, systems and processes. See "Business -- Computer Services."

OPERATING MARGIN RISKS

    Gross margins from the sale of computer products have been declining for several years as a result of computer product price reductions and intense competition. Inacom has responded with leveraging operating expenses and with an expansion of sales of higher margin computer services and communications services. There can be no assurance that gross margins for computer products will not continue to decline or that Inacom will be successful in controlling operating costs. Furthermore, there can be no assurance that gross margins for computer services and communications services will not also decline or that Inacom will be able to successfully grow and compete in such service markets.

COMPETITION

    All aspects of the technology management services industry are highly competitive. Inacom's distribution network competes for potential clients, including national accounts, with numerous other resellers and distributors. Several computer manufacturers have expanded their channels of distribution, pricing and product positioning and compete with Inacom's distribution network for potential clients. Additionally, several computer manufacturers in recent years lessened or eliminated requirements upon independent resellers to purchase products from a single source resulting in "open sourcing" of their products; previously, such manufacturers had typically required independent resellers having contractual relationships with Inacom to purchase their products from Inacom. Other competitors operate mail-order or discount stores offering clones of major vendor products. Inacom also competes with other computer technology sellers in the recruitment and retention of franchisees and independently-owned resellers. Inacom competes in the computer services division with a large number of service providers, including IBM through ISSC, Andersen Consulting, EDS and Vanstar. Competition in the communications products and services division is also intense, and includes entities which are also significant vendors of Inacom, such as Lucent Technologies and AT&T. Certain competitors and manufacturers are substantially larger than Inacom and may have greater financial, technical, service and marketing resources. The level of future sales and earnings achieved by Inacom in any period may be adversely affected by a number of competitive factors, including an increase in direct sales by vendors to independent resellers and/or clients and increased computer client preference for mail-order or discount store purchases of clones of major vendor products.

ITEM 2.  PROPERTIES.

    The Company's principal executive and administrative operations are located in approximately 102,000 square feet of commercial office space in Omaha, Nebraska, which is under a lease expiring in February 2006.

    The Company leases distribution and configuration facilities in Omaha, Nebraska, the first with approximately 128,000 square feet under a lease expiring in May 2003 and the second with 65,000 square feet under a lease expiring in March 2007; a distribution and configuration facility in Swedesboro, New Jersey, with approximately 203,000 square feet under a lease expiring in April 2007; and a distribution and configuration facility in Ontario, California, with approximately 179,000 square feet under a lease expiring in July 2006. These facilities serve as the distribution and configuration points for the Company.

    The land and buildings for all other Company-owned business centers and warehouse facilities are leased. Most of these leases are operating leases, under which the Company pays maintenance, insurance, repairs and utility costs. Average terms of these leases are one to five years with options to renew or terminate.

ITEM 3.  PENDING LEGAL PROCEEDINGS.

    The Company is involved in a limited number of legal actions arising in the ordinary course of business, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of February 28, 1997 are listed below in order of their length of service to the Company, together with their ages and all Company positions and offices held by them.

         NAME                AGE                              POSITION
-----------------------      ---      ---------------------------------------------------------
Bill L. Fairfield                50   President and Chief Executive Officer

David C. Guenthner               47   Executive Vice President and Chief Financial Officer

Michael A. Steffan               45   President, Distribution and Operations and Secretary

Cris Freiwald                    42   President, International Division

Robert A. Schultz                54   Group Executive, Information Systems Group

Larry Fazzini                    49   Vice President of Corporate Resources

George DeSola                    50   Group Executive, Technology Services Group and President,
                                       Inacom Communications

Jeff Hartigan                    54   Vice President and Chief Information Officer

Steven Ross                      39   President, Reseller Division and Corporate Marketing

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

    MICHAEL A. STEFFAN was named President of Distribution and Operations in December 1995. Mr. Steffan was responsible for the Reseller Division from December 1994 to December 1995 in addition to his position as President of Distribution and Operations, a position he had held since May 1993. Prior to May 1993, Mr. Steffan was Vice President of Corporate Development and Secretary for the Company.

    CRIS FREIWALD was named President of the International Division in November 1994. Mr. Freiwald was Vice President of Corporate Development from May 1993 to November 1994. Prior to May 1993, Mr. Freiwald was Director of Business Development.

    ROBERT A. SCHULTZ was named Group Executive of the Information Systems Group in December 1996. Prior to December 1996, Mr. Schultz was the President and General Manager of Direct Operations, a position he has held since April 1994, and the President and General Manager of Client Service Division, a position he had held from January 1993 to December 1996. Mr. Schultz was responsible for Direct Operations and the Advanced Systems and Services Group for the Company from August 1991 to January 1993.

    LARRY FAZZINI was named Vice President of Corporate Resources in February 1993 when he joined the Company. Prior to February 1993, Mr. Fazzini was the Director of Human Resources for Sears Business Centers, Inc., a distributor of information technology products and services.

    GEORGE DESOLA was named Group Executive of the Technology Services Group in December 1996 in addition to his position as President of Inacom Communications, a position he has held since he joined the Company in March 1994. Mr. DeSola was responsible for Corporate Marketing from December 1994 to December 1996 in addition to his position as President of Inacom Communications. Prior to March 1994, Mr. DeSola was the Vice President of Marketing and Customer Service for MCI Communications Corp., a telecommunications company.

    JEFF HARTIGAN was named Vice President and Chief Information Officer in May 1995 when he joined the Company. Prior to May 1995, Mr. Hartigan was Vice President of Information Services at Northern Telecommunications Inc. (NORTEL), a telecommunications company.

    STEVEN ROSS was named President of the Reseller Division and Corporate Marketing in December 1996. Prior to December 1996, Mr. Ross was the President of the Reseller Division, a position he has held since he joined the Company in December 1995. Mr. Ross was Vice President of Sales and Business Development at Intelligent Electronics Inc., a distributor of information technology products, from September 1993 to November 1995. Prior to September 1993, Mr. Ross was the Executive Vice President of Ultimate/Allerion Corp., an international systems integrator company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

    During its 1996 fiscal year, the Company issued or agreed to issue shares of its common stock, par value $.10 per share ("Common Stock") and its 6% Subordinated Convertible Debentures due June 15, 2006 in the transactions described below. The sales of the securities were exempt from registration under
Section 4(2) of the Securities Act of 1933 (the "1933 Act") for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors and a limited number of nonaccredited investors permitted under Rule 506 of Regulation D under the 1933 Act, and in the case of the Debentures, to Qualified Institutional Investors (as defined in Rule 144A under the 1933 Act).

    On April 8, 1996, the Company acquired Technology Express, Inc., a Tennessee corporation ("Technology Express"), and issued 89,286 shares of Common Stock to the shareholder of Technology Express as part of the acquisition consideration.

    On August 2, 1996, the Company acquired the assets of Computer Access International, Inc., a Colorado corporation ("Computer Access"), and issued 238,209 shares of Common Stock to Computer Access and the shareholders of Computer Access as part of the acquisition consideration.

    On December 20, 1996, the Company acquired Networks, Inc., a Florida corporation ("Networks"), and issued 90,910 shares of Common Stock to the shareholders of Networks as acquisition consideration.

    On December 20, 1996, the Company acquired Perigee Communications, Inc., a Minnesota corporation ("Perigee"), and issued 272,726 shares of Common Stock to the shareholders of Perigee as acquisition consideration.

    On December 20, 1996, the Company acquired Gorham Clark, Inc., a New York corporation ("Gorham Clark") for $10,294,721, and agreed to issue on January 5, 1998 and January 4, 1999, up to an aggregate of 122,278 shares of Common Stock to the shareholders of Gorham Clark as contingent acquisition consideration.

    On June 15, 1996, the Company issued $55,250,000 in aggregate principal amount of its Debentures to Qualified Institutional Buyers. The Debentures are convertible at the option of the holder into Common Stock at a conversion price of $24.00 per share; an aggregate of 2,302,084 shares of Common Stock would be issued if all Debentures were converted into Common Stock. The Debentures and the underlying Common Stock were registered on Form S-3 for resales by the holders on September 30, 1996.

    Additional information required for Item 5 is included with the information set forth under Item 8 below.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                                --------------------------------------------------------------------
                                                    1996          1995          1994          1993          1992
                                                ------------  ------------  ------------  ------------  ------------
Income statement data:
  Revenue.....................................  $  3,102,055  $  2,200,344  $  1,800,539  $  1,545,227  $  1,014,466
  Earnings (loss) before income taxes.........        31,719        19,833       (3,749)        19,693        17,959
  Net earnings (loss).........................        18,733        11,707       (2,256)        11,975        10,734
  Earnings (loss) per share
    -- primary................................          1.76          1.14        (0.22)          1.26          1.25
    -- fully diluted..........................          1.64          1.14        (0.22)          1.26          1.25
  Cash dividends per share....................  $          0  $          0  $          0  $          0  $          0
Balance sheet data:
  Working capital.............................  $    100,303  $     90,940  $     78,759  $     67,936  $     65,901
  Total assets................................       847,600       624,238       519,875       456,894       288,365
  Long-term debt..............................        55,250        23,667        30,333        20,000        36,800
  Stockholders' equity........................  $    176,830  $    148,775  $    135,590  $    136,491  $    101,275
Statistical information:
  Revenue change versus prior year............          41.0%         22.2%         16.5%         52.3%         49.1%
  Earnings change versus prior year...........          60.0%        618.9%      (118.8)%         11.6%        215.3%
  Earnings (loss) as a percent of beginning
   equity.....................................          12.6%          8.6%        (1.7)%         11.8%         12.0%
  Selling, general and administrative expenses
   as a percent of gross margin...............          81.6%         83.1%         95.1%         83.3%         78.3%
  Revenue per dollar of assets employed.......  $       3.66  $       3.52  $       3.46  $       3.38  $       3.52
  Current ratio...............................        1.16:1        1.20:1        1.22:1        1.23:1        1.45:1
  Long-term debt as a percent of long-term
   debt and equity............................          23.8%         13.7%         18.3%         12.8%         26.7%
Other Information:
  Book value per share........................  $      16.30  $      14.85  $      13.75  $      13.92  $      12.24
  Common stock market prices:
    High......................................  $      39.25  $      15.25  $      21.00  $      25.50  $      14.75
    Low.......................................  $      13.25  $       7.00  $       6.87  $      12.75  $       9.25
  Approximate number of shareholders..........         5,300         4,300         4,150         3,800           640
  Weighted average shares outstanding
    -- primary................................        10,600        10,300        10,300         9,500         8,566
    -- fully diluted..........................        12,000        10,300        10,300         9,500         8,566
  Number of employees at end of year..........         2,874         2,196         1,884         1,883         1,309
  Revenue dollars per employee based on end of
   year employment............................  $      1,080  $      1,002  $        956  $        821  $        775

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             1996 COMPARED TO 1995

BUSINESS COMBINATION AND NON-RECURRING CHARGES

    In December 1996, the Company effected two business combinations accounted for as poolings of interest transactions. The overall impact of the combinations with relation to the financial statements taken as a whole are not material and thus prior periods for the Company have not been restated to reflect the business combinations. The Company recognized non-recurring charges of $1.7 million related to the business combinations during the fourth quarter of 1996. The effect of the immaterial poolings was to increase stockholder's equity by approximately $643,000.

REVENUE

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue.

                                                            1996          1995         1996         1995
                                                        ------------  ------------  -----------  -----------
                                                              (IN THOUSANDS)
Computer products.....................................  $  2,885,019  $  2,047,215       93.0%        93.1%
Computer services.....................................       136,888        95,476        4.4          4.3
Communication products and services...................        80,148        57,653        2.6          2.6
                                                        ------------  ------------      -----        -----
Total.................................................  $  3,102,055  $  2,200,344      100.0%       100.0%
                                                        ------------  ------------      -----        -----
                                                        ------------  ------------      -----        -----

    Revenues for 1996 increased $901.7 million or 41.0% to $3.1 billion when comparing the fiscal year ended December 28, 1996 with the fiscal year ended December 30, 1995. Revenue growth resulted primarily from computer product sales which increased $837.8 million or 40.9% during 1996. Revenues from computer services increased $41.4 million or 43.4% over 1995. Revenues from communication products and services increased $22.5 million or 39.0% in 1996.

    Revenues increased primarily as a result of an increase in products shipped directly to the end-user customer, overall industry growth, the sale of products to new independent resellers and the acquisitions completed by the Company-owned business centers. The increase in revenues related to the acquisitions was approximately $49.4 million for 1996. The increase in computer product sales resulted from an increase in sales through the independent reseller channel ($563.5 million or 50.9% over 1995) and through an increase in sales through the Company-owned business centers ($291.7 million or 29.4% over 1995). Revenues from computer services increased as a result of increased sales efforts for such service offerings and the inclusion of these services with increasing computer product sales. Revenues from communication products and services increased as a result of broad based growth from the communications product and service offerings.

GROSS MARGIN

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                                 1996        1995        1996         1995
                                                              ----------  ----------  -----------  -----------
                                                                  (IN THOUSANDS)
Computer products...........................................  $  162,651  $  122,386        5.6%         6.0%
Computer services...........................................     103,228      67,599       75.4         70.8
Communication products and services.........................      17,480      13,821       21.8         24.0
                                                              ----------  ----------        ---          ---
Total.......................................................  $  283,359  $  203,806        9.1%         9.3%
                                                              ----------  ----------        ---          ---
                                                              ----------  ----------        ---          ---

    The decrease in the Company's gross margin percentage for 1996 is primarily a result of the decrease in the gross margin percentage on computer products, which resulted primarily from a greater proportion of lower-margin independent reseller channel sales in 1996 versus higher-margin computer product sales in the Company-owned business centers.

    The increase in gross margin percentage for computer services resulted from an increase in the mix of services to include more higher-margin systems integration services versus the support and technology procurement services. The decrease in gross margin percentage for the communication products and services resulted from an increase in mix of revenues which included more lower-margin communications product sales as compared to the higher-margin long distance and non-product services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $61.9 million or 36.6% in 1996. SG&A as a percent of revenue was 7.5% in 1996 versus 7.7% in 1995. Excluding the impact of non-recurring charges recognized in the fourth quarter of 1996, SG&A expenses increased $60.2 million or 35.6% in 1996. SG&A as a percent of revenue, excluding the impact of the non-recurring charges recognized in the fourth quarter of 1996, was 7.4% in 1996 versus 7.7% in 1995.

    The increase in spending resulted primarily from the costs of handling the increased product, services and communications revenues. The Company also continued to invest in the infrastructure by opening a technology convergence distribution and configuration center in Ontario, California, during the third quarter of 1996. The Company incurred additional costs during the year related to integrating the current year's acquisitions. The decrease in SG&A as a percent of revenue resulted from leverage achieved through operational efficiencies resulting from current and prior period investments in distribution center automation, information systems and computer service offerings.

INTEREST EXPENSE

    Interest expense for 1996 increased by $5.8 million to $20.4 million. Interest expense increased due to higher average daily borrowings. Average daily borrowings for 1996 were $114.4 million more than the average borrowings during 1995. The average daily borrowing interest rate decreased approximately 0.8 percentage points from 1995. The increase in the average daily borrowings resulted from the Company's decision in the first quarter of 1996 to take advantage of early pay discounts offered by some of the Company's major vendors as well as an increase in accounts receivable and inventory. The increase in accounts receivable was a result of an increase in sales. The decrease in the average daily borrowing interest rate resulted from the Company selling $100 million of accounts receivable in June 1995 and the issuance of $55.25 million of 6% convertible subordinated debentures in June 1996 (see "Financial Condition and Liquidity").

NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings.

                                                              1996 (1)     1995      1996 (1)       1995
                                                              ---------  ---------  -----------  -----------
                                                                 (IN THOUSANDS)
Computer products...........................................  $   9,703  $   5,418       51.8%        46.3%
Computer services...........................................      7,381      5,272       39.4         45.0
Communication products and services.........................      1,649      1,017        8.8          8.7
                                                              ---------  ---------      -----        -----
Total.......................................................  $  18,733  $  11,707      100.0%       100.0%
                                                              ---------  ---------      -----        -----
                                                              ---------  ---------      -----        -----

------------------------

(1) Includes the impact of $991,000 non-recurring charges recognized in the fourth quarter of 1996.

    Net earnings for 1996 increased 60% to $18.7 million, which included non-recurring charges of $991,000, compared with net earnings of $11.7 million for 1995. Share earnings increased to $1.64 per fully diluted share, which included non-recurring charges of $0.09 per share, from the $1.14 per fully diluted share reported for 1995. The increase resulted from the factors discussed above.

                             1995 COMPARED TO 1994

REVENUE

    The following tables sets forth, for the indicated periods, revenue by classification and the mix of revenue.

                                                            1995          1994         1995         1994
                                                        ------------  ------------  -----------  -----------
                                                              (IN THOUSANDS)
Computer products.....................................  $  2,047,215  $  1,680,397       93.0%        93.3%
Computer services.....................................        95,476        85,406        4.3          4.7
Communication products and services...................        57,653        34,736        2.7          2.0
                                                        ------------  ------------      -----        -----
Total.................................................  $  2,200,344  $  1,800,539      100.0%       100.0%
                                                        ------------  ------------      -----        -----
                                                        ------------  ------------      -----        -----

    Computer product sales increased $366.8 million or 21.8% to $2.0 billion during 1995. Computer services increased $10.1 million or 11.8% to $95.5 million during 1995. Communications products and services revenue increased $22.9 million or 66% to $57.7 million during 1995.

    Revenues from computer product sales increased as a result of broad based growth within both the independent reseller channel and the Company-owned business centers. Revenues from the independent reseller channel increased as a result of growth within the Company's existing reseller channel, an increase in products shipped directly to the end-user and an increase in second source revenue. Second source revenue is generated from sales to independent resellers who are not Inacom resellers by contract. These revenues are primarily a result of open sourcing which resulted from certain manufacturers, beginning in 1994, lessening or eliminating requirements from independent resellers to purchase product from one source. Revenues from the Company-owned business centers increased as a result of broad based growth across all regional locations. Computer services revenue increased as a result of the increase in computer product sales. Revenues from communication products and services increased as a result of broad-based growth within the Company's communications division.

GROSS MARGINS

    The following table sets forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                                 1995      1994 (1)      1995        1994 (1)
                                                              ----------  ----------  -----------  ------------
                                                                  (IN THOUSANDS)
Computer products...........................................  $  122,386  $  113,797        6.0%          6.8%
Computer services...........................................      67,599      52,506       70.8          61.5
Communication products and services.........................      13,821       7,516       24.0          21.6
                                                              ----------  ----------        ---           ---
Total.......................................................  $  203,806  $  173,819        9.3%          9.7%
                                                              ----------  ----------        ---           ---
                                                              ----------  ----------        ---           ---

------------------------

(1) The amounts for 1994 exclude the impact of the non-recurring charges recognized in the second quarter of 1994.

    Computer product margins increased $8.3 million or 7.5% to $122.4 million during 1995 and the gross margin percentage, exclusive of non-recurring charges recognized in the second quarter of 1994, decreased 0.8 percentage points to 6.0% in 1995. Computer services margins increased $15.1 million or 28.7% to $67.6 million during 1995 and the gross margin percentage, exclusive of non-recurring charges recognized in the second quarter of 1994, increased 9.3 percentage points to 70.8% in 1995. Communications product and services margins increased $6.3 million or 83.9% to $13.8 million during 1995 and the gross margin percentage increased 2.4 percentage points to 24.0% in 1995. Computer products margin was 60.1% of total 1995 gross margin versus 65.5% of total 1994 gross margin. Computer services gross margin was 33.2% of total 1995 gross margin versus 30.2% of total 1994 gross margin. Communications products and services gross margin was 6.7% of total 1995 gross margin versus 4.3% of total 1994 gross margin.

    The increase in gross margin dollars for computer products was a result of the increase in revenues. The decline in gross margin percentage for computer products was a result of market pricing pressures related to open sourcing, which began in the independent reseller channel during the second quarter of 1994, and an overall decline in hardware margins realized on end user sales. The increase in gross margin dollars and gross margin percentage for computer services resulted from the increased revenues and an increase in mix of services revenues to include more higher margin systems integration services versus the support and technology procurement services. The increase in gross margin dollars and gross margin percentage for the communication products and services was a result of the increased revenues and the increase in the mix of revenues to include more higher margin long distance and services.

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

INTEREST EXPENSE

    Net interest expense for 1995 increased by $2.6 million to $14.6 million. The increase was due primarily to the increase in the average daily borrowing interest rate. The Company's average daily borrowing interest rate for 1995 increased approximately 1.3 percentage points during the year while the average daily borrowings decreased to $178.8 million in 1995 from $201.9 million in 1994.

NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings.

                                                                 1995      1994 (1)       1995       1994 (1)
                                                               ---------  -----------  -----------  -----------
                                                                   (IN THOUSANDS)
Computer products............................................  $   5,420   $    (659)       46.3%       (33.9)%
Computer services............................................      5,268       2,527        45.0        129.9
Communication products and services..........................      1,019          77         8.7          4.0
                                                               ---------  -----------      -----        -----
Total........................................................  $  11,707   $   1,945       100.0%       100.0%
                                                               ---------  -----------      -----        -----
                                                               ---------  -----------      -----        -----

------------------------

(1) Excludes the impact of non-recurring charges recognized in the second quarter of 1994.

    The effective income tax rate was approximately 41% in 1995 and 40% in 1994.

    For the reasons described above, the net earnings for 1995 were $11.7 million compared to a net loss of $2.3 million in 1994 which included non-recurring charges of $4.2 million; an increase of $14.0 million. Earnings per share for 1995 were $1.14 compared to a loss per share of $0.22 in 1994 which included non-recurring charges of $.41 per share.

                       FINANCIAL CONDITION AND LIQUIDITY

    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million, convertible subordinated debentures of $55.25 million and a revolving credit facility for $40.0 million.

    The $350.0 million working capital financing agreement, which is provided by an unrelated financial services organization, expires June 29, 1998. At December 28, 1996, $100.8 million was outstanding under the working capital line and the interest rate was 7.4% based on LIBOR. The working capital financing agreement is secured by accounts receivable and inventory.

    In June 1996 the Company issued $55.25 million of 6.0% convertible subordinated debentures due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to principal amount. The debentures may also be redeemed at the option of the holder at any time prior to June 16, 2000 if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The Company entered into a revolving credit facility agreement in February 1996. The $40.0 million revolving credit facility agreement expires in February 1998. At December 28, 1996, $40.0 million was outstanding under the revolving credit facility and the interest rate was 6.8% based on LIBOR. The revolving credit facility is secured by accounts receivable and inventory.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. The amount of retained earnings at December 28, 1996 not restricted as to payment of cash dividends under the most restrictive covenants in such agreements was approximately $77.6 million. The Company was in compliance with the covenants contained in the agreements at December 28, 1996.

    Long-term debt was 23.8% of total long-term debt and equity at December 28, 1996 versus 13.7% at December 30, 1995. The increase was primarily a result of the increase in long-term debt from the sale of $55.25 million of convertible subordinated debentures during the second quarter of 1996 offset by the payment of $30.3 million of private placement notes previously held by unaffiliated insurance companies.

    The Company entered into an agreement in June 1995 to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On December 28, 1996, $37.3 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At December 28, 1996, the implicit interest rate on the receivables sale transaction was 5.9%. On January 13, 1997, the agreement was amended to sell an additional $100 million of accounts receivable.

    Operating activities used cash of $18.3 million in 1996 compared to cash used by operating activities of $57.7 million in 1995. The primary factor contributing to the change in cash used by operating activities was the net cash provided by inventory and accounts payable. In 1996, inventory increased $31.8 million over 1995 with an offsetting increase in accounts payable of $71.1 million resulting in net cash provided from inventory and accounts payable of $39.3 million. In 1995, inventory increased $124.3 million over 1994 with a portion of the increase financed through a increase in accounts payable of $105.1 million resulting in net cash used in inventory and accounts payable of $19.2 million. The increase in cash provided by inventory and accounts payable was primarily a result of an increase in inventory turns in addition to the Company's efforts to match accounts payable terms better with inventory turns.

    The net cash provided by inventory and accounts payable was primarily offset by an increase in accounts receivable. Accounts receivable levels increased $123.6 million due to the increased revenues.

    The Company used $61.1 million in cash for investing activities. Cash of $26.2 million was used to purchase fixtures and equipment and cash of $23.4 million was used for business combinations (See Notes to Consolidated Financial Statements -- Business Combinations).

    Net cash provided by financing for 1996 totaled $90.1 million, of which $63.0 million was provided from notes payable and $55.25 million was provided from the proceeds received from the sale of convertible subordinated debentures. The financing proceeds were partially offset by $30.3 million in payments on long-term borrowings.

    The Company believes the funding expected to be generated from operations and provided by the existing credit facilities will be sufficient to meet working capital and capital investment needs in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements of the Company listed in the index appearing under Items 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page 23 hereof. Certain quarterly financial data is set forth below.

DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                                                                             FULLY                 STOCK
                                          GROSS                            NET PER          DILUTED         MARKET        PRICE
                        REVENUES          MARGIN                          SHARE (2)         SHARES           HIGH          LOW
                       ----------        --------                         ---------         -------         ------        ------
                                                           NET
                                                         EARNINGS
                                                          (LOSS)
                                                         --------
1996
  First........        $  642,081        $ 57,181        $  2,990           $0.29            10,300         $18.50        $13.25
  Second.......           769,860          68,133           4,424            0.42            10,700          24.25         16.75
  Third........           769,452          73,127           5,041            0.43            12,800          35.88         15.38
  Fourth.......           920,662          84,918           6,278(1)         0.50(1)         13,400          39.25         28.88
                       ----------        --------        --------         ---------         -------         ------        ------
    Year.......        $3,102,055        $283,359        $ 18,733(1)        $1.64(1)         12,000         $39.25        $13.25
                       ----------        --------        --------         ---------         -------         ------        ------
                       ----------        --------        --------         ---------         -------         ------        ------

1995
  First........        $  483,956        $ 45,916        $  2,114           $0.21            10,300         $ 9.38        $ 7.00
  Second.......           526,909          48,388           2,575            0.25            10,300          14.25          8.25
  Third........           533,254          50,819           2,577            0.25            10,300          15.25         12.25
  Fourth.......           656,225          58,683           4,441            0.43            10,300          15.12          9.50
                       ----------        --------        --------         ---------         -------         ------        ------
    Year.......        $2,200,344        $203,806        $ 11,707           $1.14            10,300         $15.25        $ 7.00
                       ----------        --------        --------         ---------         -------         ------        ------
                       ----------        --------        --------         ---------         -------         ------        ------

------------------------

(1) Includes a charge of $991,000 or $0.09 per share resulting from non-recurring charges.

(2) Net earnings per share is calculated on a fully diluted basis.

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol INAC. As of February 28, 1997, the Company estimates there were 5,300 beneficial holders of the Company's Common Stock.

    The Company has never declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain all earnings to finance the expansion of the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by items 10, 11, 12 and 13 is incorporated herein by reference to the following sections of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1997: Certain Stockholders; Election of Directors; Directors Meetings and Compensation; Summary Compensation Table; Option Grants in Fiscal Year 1996; Option Exercises in Fiscal 1996 and Fiscal Year-End Values; and Employment, Consulting and Other Agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InaCom Corp. and subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               [/S/KPMG PEAT MARWICK LLP]

                                             KPMG Peat Marwick LLP

Omaha, Nebraska
February 21, 1997

                         INACOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                           PAGE(S)
                                                                                                          ---------
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations -- Three-Year Period Ended December 28, 1996......................     24

Consolidated Balance Sheets -- December 28, 1996 and December 30, 1995..................................     25

Consolidated Statements of Stockholders' Equity -- Three-Year Period Ended December 28, 1996............     26

Consolidated Statements of Cash Flows -- Three-Year Period Ended December 28, 1996......................     27

Notes to Consolidated Financial Statements -- Three-Year Period Ended December 28, 1996.................   28 - 36

FINANCIAL STATEMENT SCHEDULE SUPPORTING CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE -- Valuation and Qualifying Accounts...........................................................     37

All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

                         INACOM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    1996        1995       1994
                                                                                                 -----------  ---------  ---------
Revenues:
  Computer products............................................................................  $ 2,885,019  2,047,215  1,680,397
  Computer services............................................................................      136,888     95,476     85,406
  Communications products and services.........................................................       80,148     57,653     34,736
                                                                                                 -----------  ---------  ---------
                                                                                                   3,102,055  2,200,344  1,800,539
                                                                                                 -----------  ---------  ---------
Direct costs:
  Computer products............................................................................    2,722,368  1,924,829  1,571,700
  Computer services............................................................................       33,660     27,877     32,900
  Communications products and services.........................................................       62,668     43,832     27,220
                                                                                                 -----------  ---------  ---------
                                                                                                   2,818,696  1,996,538  1,631,820
                                                                                                 -----------  ---------  ---------
    Gross margin...............................................................................      283,359    203,806    168,719
Selling, general and administrative expenses...................................................      231,235    169,338    160,437
                                                                                                 -----------  ---------  ---------
    Operating income...........................................................................       52,124     34,468      8,282
Interest expense...............................................................................       20,405     14,635     12,031
                                                                                                 -----------  ---------  ---------
    Earnings (loss) before income taxes........................................................       31,719     19,833     (3,749)
Income tax expense (benefit)...................................................................       12,986      8,126     (1,493)
                                                                                                 -----------  ---------  ---------
    Net earnings (loss)........................................................................  $    18,733     11,707     (2,256)
                                                                                                 -----------  ---------  ---------
                                                                                                 -----------  ---------  ---------
Earnings (loss) per share:
  Primary......................................................................................  $      1.76       1.14       (.22)
  Fully diluted................................................................................         1.64       1.14      (.22)
                                                                                                 -----------  ---------  ---------
                                                                                                 -----------  ---------  ---------
Common shares and equivalents outstanding:
  Primary......................................................................................       10,600     10,300     10,300
  Fully diluted................................................................................       12,000     10,300     10,300
                                                                                                 -----------  ---------  ---------
                                                                                                 -----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                               1996        1995
                                                                                            -----------  ---------
Current assets:
  Cash and cash equivalents...............................................................  $    31,410     20,690
  Accounts receivable, less allowance for doubtful accounts of $4,385 in 1996 and $3,537
   in 1995................................................................................      288,407    160,306
  Deferred income taxes...................................................................        3,554      4,202
  Inventories.............................................................................      386,592    352,948
  Other current assets....................................................................        2,335      1,794
                                                                                            -----------  ---------
      Total current assets................................................................      712,298    539,940
                                                                                            -----------  ---------
Property and equipment, at cost...........................................................      116,970     85,922
  Less accumulated depreciation...........................................................       57,845     44,421
                                                                                            -----------  ---------
      Net property and equipment..........................................................       59,125     41,501
                                                                                            -----------  ---------
Other assets, net of accumulated amortization.............................................       27,531     17,831
Cost in excess of net assets of business acquired, net of accumulated amortization........       48,646     24,966
                                                                                            -----------  ---------
                                                                                            $   847,600    624,238
                                                                                            -----------  ---------
                                                                                            -----------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   406,753    331,221
  Notes payable and current installments of long-term debt................................      140,770     83,526
  Income taxes payable....................................................................        3,531        384
  Other current liabilities...............................................................       60,941     33,869
                                                                                            -----------  ---------
      Total current liabilities...........................................................      611,995    449,000
                                                                                            -----------  ---------
Long-term debt, excluding current installments............................................       55,250     23,667
Other long-term liabilities...............................................................           73     --
Deferred income taxes.....................................................................        3,452      2,796

Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none issued.....      --          --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 10,850,008 shares
     in 1996 and 10,040,000 in 1995.......................................................        1,085      1,004
  Additional paid-in capital..............................................................       98,153     89,528
  Retained earnings.......................................................................       77,607     58,874
                                                                                            -----------  ---------
                                                                                                176,845    149,406
  Less:
    Cost of common shares in treasury of 19,989 in 1995...................................      --            (161)
    Unearned restricted stock.............................................................          (15)      (470)
                                                                                            -----------  ---------
      Total stockholders' equity..........................................................      176,830    148,775
                                                                                            -----------  ---------
Commitments and contingent liabilities....................................................
                                                                                            -----------  ---------
                                                                                            $   847,600    624,238
                                                                                            -----------  ---------
                                                                                            -----------  ---------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          ADDITIONAL                               UNEARNED        TOTAL
                                                COMMON      PAID-IN     RETAINED     TREASURY     RESTRICTED    STOCKHOLDERS'
                                                 STOCK      CAPITAL     EARNINGS       STOCK         STOCK         EQUITY
                                               ---------  -----------  -----------  -----------  -------------  ------------
Balance at December 25, 1993.................  $   1,004      88,928       49,423       (2,034)         (830)       136,491

Net loss.....................................     --          --           (2,256)      --            --             (2,256)
Issuance of 3,400 treasury shares as director
 compensation................................     --              11       --               30        --                 41
Issuance of 35,253 treasury shares under
 stock option plans..........................     --             209       --              310        --                519
Issuance of 16,800 treasury shares as stock
 awards, net of forfeitures..................     --             166       --              161           468            795
                                               ---------  -----------  -----------  -----------          ---    ------------
Balance at December 31, 1994.................      1,004      89,314       47,167       (1,533)         (362)       135,590

Net earnings.................................     --          --           11,707       --            --             11,707
Issuance of 4,400 treasury shares as director
 compensation................................     --              (1)      --               39        --                 38
Issuance of 89,993 treasury shares under
 stock option plans..........................     --             240       --              790        --              1,030
Issuance of 61,800 treasury shares as stock
 awards, net of forfeitures..................     --             (25)      --              543          (108)           410
                                               ---------  -----------  -----------  -----------          ---    ------------
Balance at December 30, 1995.................      1,004      89,528       58,874         (161)         (470)       148,775

Net earnings.................................     --          --           18,733       --            --             18,733
Issuance of 691,131 shares in connection with
 business combinations.......................         69       6,581       --           --            --              6,650
Issuance of 132,966 treasury and common
 shares under stock option plans.............         12       1,956       --              161        --              2,129
Issuance of 3,400 shares as director
 compensation................................     --              60       --           --            --                 60
Issuance of 2,500 shares as stock awards, net
 of forfeitures..............................     --              28       --           --               455            483
                                               ---------  -----------  -----------  -----------          ---    ------------
Balance at December 28, 1996.................  $   1,085      98,153       77,607       --               (15)       176,830
                                               ---------  -----------  -----------  -----------          ---    ------------
                                               ---------  -----------  -----------  -----------          ---    ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                   1996         1995       1994
                                                                               ------------  ----------  ---------
Cash flows from operating activities:
  Net earnings (loss)........................................................  $     18,733      11,707     (2,256)
  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization............................................        21,814      19,059     19,766
    Changes in assets and liabilities, net of effects from business combinations:
      Accounts receivable....................................................      (123,648)    (75,333)   (22,496)
      Inventories............................................................       (31,794)   (124,296)   (41,783)
      Other current assets...................................................            97        (610)       463
      Accounts payable.......................................................        71,162     105,100    122,961
      Other liabilities......................................................        20,896       5,444      5,983
      Income taxes...........................................................         4,451       1,195     (2,192)
                                                                               ------------  ----------  ---------
        Net cash provided (used) by operating activities.....................       (18,289)    (57,734)    80,446
                                                                               ------------  ----------  ---------
Cash flows from investing activities:
  Additions to property and equipment........................................       (26,240)    (10,346)   (14,910)
  Business combinations......................................................       (23,386)     --         --
  Payments from (advances of) notes receivable...............................           446      (1,872)       917
  Other, including advances to affiliates....................................       (11,950)     (1,051)    (1,816)
                                                                               ------------  ----------  ---------
        Net cash used in investing activities................................       (61,130)    (13,269)   (15,809)
                                                                               ------------  ----------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt.......................................       (30,334)     (6,667)    --
  Proceeds from receivables sold.............................................       --          100,000     --
  Proceeds from (payments of) notes payable..................................        63,094     (13,184)   (81,314)
  Proceeds from long-term debt...............................................        55,250      --         17,000
  Proceeds from the exercise of employee stock options.......................         2,129       1,030        519
                                                                               ------------  ----------  ---------
        Net cash provided by (used in) financing activities..................        90,139      81,179    (63,795)
                                                                               ------------  ----------  ---------
Net increase in cash and cash equivalents....................................        10,720      10,176        842
Cash and cash equivalents, beginning of year.................................        20,690      10,514      9,672
                                                                               ------------  ----------  ---------
Cash and cash equivalents, end of year.......................................  $     31,410      20,690     10,514
                                                                               ------------  ----------  ---------
                                                                               ------------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    (B) ACCOUNTS RECEIVABLE

    The Company entered into an agreement in June 1995 (which agreement was amended and restated in August 1995) to sell $100 million of accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $100 million sold receivables. On December 28, 1996, $37.3 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At December 28, 1996, the implicit interest rate on the receivable sale transaction was 5.9%. On January 13, 1997, the agreement was amended to sell an additional $100 million of accounts receivable.

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

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (H) EARNINGS/(LOSS) PER COMMON SHARE

    Primary earnings/(loss) per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. Fully diluted earnings/(loss) per share further assumes the conversion of the Company's convertible subordinated debentures for the period they were outstanding.

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

    (L) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt at December 28, 1996 approximates book value.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (M) CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers cash and temporary cash investments with a maturity of three months or less to be cash equivalents.

(2) BUSINESS COMBINATIONS

    During 1996, the Company completed several acquisitions. In April 1996, the Company acquired Technology Express, a network integrator in the Nashville, Tennessee market for consideration of approximately $4.8 million in cash and 89,286 shares of common stock in a transaction accounted for as a purchase. The excess purchase price over the estimated fair value of the net assets acquired was $6.2 million and is being amortized using the straight-line method over 20 years.

    In August 1996, the Company acquired Computer Access International for consideration including approximately $7.6 million in cash and 238,209 shares of common stock in a transaction accounted for as a purchase. The excess purchase price over the estimated fair value of the net assets acquired was $8.0 million and is being amortized using the straight line method over 20 years.

    In December 1996, the Company acquired Gorham Clark, Inc., a network consulting business in New York, New York for consideration of approximately $12.0 million in cash in a transaction accounted for as a purchase. The Company may also issue up to a maximum of 122,278 shares of common stock over the next two years, contingent upon future results of the acquired business. The excess purchase price over the estimated fair value of the net assets acquired was $10.0 million and is being amortized using the straight-line method over 20 years.

    In December 1996, the Company acquired all the issued and outstanding shares of Perigee Communications Inc. of Minneapolis, Minnesota and Networks, Inc. of Miami, Florida for 272,726 and 90,910 shares of common stock, respectively, in transactions accounted for as "poolings of interest." The Company's consolidated financial statements for the year ended December 28, 1996 include the fourth fiscal quarters' activity for the acquired businesses. Prior period consolidated financial statements were not restated as the results of operations would not have been materially different than those previously reported by the Company. The effect of the immaterial poolings was to increase stockholders' equity by approximately $643,000.

    If the above business combinations had occurred on December 26, 1993, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of operations.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                            1996        1995
                                                                         -----------  ---------
Land, buildings and improvements.......................................  $    13,911     10,541
Furniture, fixtures and equipment......................................       27,875     18,392
Computer equipment.....................................................       53,239     35,340
Computer parts held for repair and exchange............................       21,945     21,649
                                                                         -----------  ---------
                                                                         $   116,970     85,922
                                                                         -----------  ---------
                                                                         -----------  ---------

(4) INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                                     1996       1995       1994
                                                                  ----------  ---------  ---------
Current:
  Federal.......................................................  $   10,195      6,151        487
  State.........................................................       1,488        943         92

Deferred:
  Federal.......................................................       1,209        897     (1,789)
  State.........................................................          94        135       (283)
                                                                  ----------  ---------  ---------
                                                                  $   12,986      8,126     (1,493)
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------

    The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                                                      1996         1995         1994
                                                                   -----------  -----------  -----------
Statutory Federal income tax rate................................       35.0%        35.0%        34.0%
State income taxes, net of Federal benefit.......................        3.2          3.6          4.7
Other............................................................        2.8          2.4          1.1
                                                                         ---          ---          ---
                                                                        41.0%        41.0%        39.8%
                                                                         ---          ---          ---
                                                                         ---          ---          ---

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 28, 1996
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               1996       1995
                                                                             ---------  ---------
Deferred tax assets:
  Valuation reserves.......................................................  $   5,726      3,324
  Accrued expenses not deducted until paid.................................      2,188      1,275
  Other....................................................................     --              2
                                                                             ---------  ---------
    Total deferred tax assets..............................................      7,914      4,601
                                                                             ---------  ---------
Deferred tax liabilities:
  Vendor discounts.........................................................      2,766     --
  Depreciation.............................................................      4,241      2,725
  Other....................................................................        805        470
                                                                             ---------  ---------
    Total deferred tax liabilities.........................................      7,812      3,195
                                                                             ---------  ---------
    Net deferred tax assets................................................  $     102      1,406
                                                                             ---------  ---------
                                                                             ---------  ---------

    There was no valuation allowance for deferred tax assets at December 28, 1996 or December 30, 1995.

(5) NOTES PAYABLE AND LONG-TERM DEBT

    The Company's primary sources of liquidity are provided through a working capital financing agreement for $350.0 million, a revolving credit facility of $40.0 million and convertible subordinated debentures of $55.25 million.

    The $350.0 million working capital financing agreement, which is provided by an unrelated financial services organization, expires June 29, 1998. At December 28, 1996, $100.8 million was outstanding under the working capital line and the interest rate was 7.4% based on LIBOR. The working capital financing agreement is secured by accounts receivable and inventories.

    The Company entered into a revolving credit facility agreement in February 1996 with an unrelated financial institution. The $40.0 million revolving credit facility agreement expires in February 1998. At December 28, 1996, $40.0 million was outstanding under the revolving credit facility and the interest rate was 6.8% based on LIBOR. The revolving credit facility is secured by accounts receivable and inventories.

    The working capital financing agreement and the revolving credit facility agreement contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness and restrictions on the amount of net loss that the Company can incur. The Company was in compliance with the covenants contained in the agreements at December 28, 1996.

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(5) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

    A summary of long-term debt follows:

                                                                                       1996       1995
                                                                                    ----------  ---------
Private placement notes (a).......................................................  $   --         30,334
Convertible subordinated debentures (b)...........................................      55,250     --
                                                                                    ----------  ---------
    Total long-term debt..........................................................      55,250     30,334
Less current installments.........................................................      --          6,667
                                                                                    ----------  ---------
    Long-term debt, excluding current installments                                  $   55,250     23,667
                                                                                    ----------  ---------
                                                                                    ----------  ---------

------------------------

(a) The private placement notes were held by unaffiliated insurance companies. The balances of the notes were paid in full in December 1996.

(b) In June 1996, the Company issued $55.25 million of 6.0% convertible subordinated debentures due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to principal amount. The debentures may also be redeemed at the option of the holder at any time prior to June 16, 2000 if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The net proceeds from the sale of the 6% debentures were used to reduce a portion of the outstanding balance of the working capital financing agreement which carried an interest rate at the time of the debenture sale of 7.3%.

(6) CREDIT ARRANGEMENTS

    The Company has floor plan agreements to take advantage of vendor financing programs. The agreements were secured by $122.7 million of the Company's inventory at December 28, 1996 and $111.9 million at December 30, 1995. The Company has entered into dealer working capital financing agreements with several financial services organizations which purchase, primarily, accounts receivable from the Company. The Company had contingent liabilities of $1.8 million at December 28, 1996 and $7.9 million at December 30, 1995 relating to these agreements.

(7) LEASES

    The Company operates in leased premises which include the general offices, warehouse facilities and Company-owned branches. Operating lease terms range from monthly to ten years and generally provide for renewal options.

    Rent expense for operating leases was approximately $12.0 million, $9.8 million, and $8.6 million for the three years ended December 28, 1996, respectively.

    Future minimum operating lease obligations for the years 1997 through 2001 are $12.6 million, $10.6 million, $8.9 million, $6.6 million and $5.7 million, respectively. It is anticipated that leases will be renewed or replaced as they expire such that future lease obligations will approximate rent expense for 1996.

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(8) EMPLOYEE RETIREMENT BENEFIT PLAN

    The Company maintains a qualified savings plan under Section 401(k) of the Internal Revenue Code (IRC) which covers substantially all full-time employees. Annual contributions to the qualified plan, based on participant's annual pay, are made by the Company. Participants may also elect to make contributions to the plan. Employee contributions are matched by the Company up to limits prescribed by the IRC. Company contributions to the plan approximated $3.3 million in 1996, $2.4 million in 1995 and $1.8 million in 1994.

    The Company maintains a nonqualified savings plan for employees whose benefits under the qualified savings plans are reduced because of limitations under Federal tax laws. Contributions made to this plan were not material.

(9) LITIGATION

    The Company is involved in a limited number of legal actions. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's consolidated financial statements.

(10) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Interest and income taxes paid are summarized as follows:

                                                                             1996       1995       1994
                                                                          ----------  ---------  ---------
Interest paid...........................................................  $   19,611     14,054     12,599
Income taxes paid.......................................................       8,176      6,931        890
                                                                          ----------  ---------  ---------
                                                                          ----------  ---------  ---------

    Components of cash used for acquisitions as reflected in the consolidated statements of cash flows are summarized as follows:

                                                                                                1996
                                                                                             -----------
Fair value of assets acquired..............................................................  $    41,965
Liabilities assumed........................................................................      (11,436)
Fair value of common stock issued..........................................................       (7,143)
                                                                                             -----------
    Cash paid at closing, net of cash acquired.............................................  $    23,386
                                                                                             -----------
                                                                                             -----------

(11) STOCK OPTION AND AWARD PROGRAMS

    The Company has two stock plans approved by the shareholders in 1994 and 1990, and a nonqualified stock option plan approved by shareholders in 1987. Options granted under the stock plans may be either nonqualified or incentive stock options. The option price, vesting period and term under the stock plans and the nonqualified stock option plan are set by the Compensation Committee of the Board of Directors of the Company. The option price may not be less than the fair market value per share at the time the option is granted. The vesting period of options granted typically ranges from 2 to 3 years, and the term of any option granted may not exceed ten years. The stock plans also permit the issuance of restricted or bonus stock awards by the Compensation Committee. At December 28, 1996, the Company had approximately 80,000 shares available for issuance pursuant to subsequent grants under the plans.

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(11) STOCK OPTION AND AWARD PROGRAMS (CONTINUED)
    Additional information as to shares subject to options is as follows:

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                  NUMBER OF    EXERCISE PRICE    EXERCISE
                                                                   OPTIONS       PER OPTION        PRICE
                                                                 -----------  ----------------  -----------
Options outstanding at December 25, 1993.......................     684,000    $5.85 to 19.75        13.73

  Granted......................................................     193,500    8.00 to 12.00         10.20
  Exercised....................................................     (35,000)   7.25 to 14.62         11.74
  Canceled.....................................................     (42,000)   7.02 to 14.50         12.21
                                                                 -----------

Options outstanding at December 31, 1994.......................     800,500    5.85 to 19.75         13.01

  Granted......................................................     157,000    9.56 to 14.69          9.82
  Exercised....................................................     (90,000)   7.25 to 12.00         10.26
  Canceled.....................................................     (68,500)   5.85 to 14.63         12.45
                                                                 -----------

Options outstanding at December 30, 1995.......................     799,000    5.85 to 19.75         12.76

  Granted......................................................      36,500        35.56             35.56
  Exercised....................................................    (133,000)   5.85 to 14.63         10.77
  Canceled.....................................................     (21,000)   5.85 to 14.63          9.56
                                                                 -----------

Options outstanding at December 28, 1996.......................     681,500    8.00 to 35.56         14.47
                                                                 -----------  ----------------       -----
                                                                 -----------  ----------------       -----

Exercisable at December 28, 1996...............................     428,000    $8.00 to 19.75        12.74
                                                                 -----------  ----------------       -----
                                                                 -----------  ----------------       -----

    The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in 1995 and 1996. In 1996, the Company adopted FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123.

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $30.96 and $7.83, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 -- expected dividend yield 0.0%, risk-free interest rate of 6.1%, expected volatility factor of 192.9%, and an expected life of 2.5 years; 1995 -- expected dividend yield 0.0%, risk-free interest rate of 5.7%, expected volatility factor of 133.8%, and an expected life of 3.7 years.

    Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FASB Statement No. 123, the Company's net earnings for 1996 and 1995 would have been reduced by approximately 1.9%

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(11) STOCK OPTION AND AWARD PROGRAMS (CONTINUED) and 0.6%, respectively, and the Company's earnings per share, fully diluted, for 1996 and 1995 would have been reduced by approximately 1.2% and 0.9%, respectively.

    Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FASB Statement No. 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options' vesting period of two and three years for the 1996 and 1995 options, respectively. Compensation costs for options granted prior to January 1, 1995 are not considered.

                                                                        SCHEDULE

                         INACOM CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                              BALANCE AT   CHARGED TO
                                                              BEGINNING     COSTS AND    AMOUNTS WRITTEN  BALANCE AT END
                                                              OF PERIOD     EXPENSES         OFF (1)         OF PERIOD
                                                              ----------  -------------  ---------------  ---------------
Fiscal year ended December 28, 1996 --
  Allowance for doubtful accounts...........................  $    3,537        1,626             778            4,385
                                                              ----------        -----           -----            -----
                                                              ----------        -----           -----            -----
Fiscal year ended December 30, 1995 --
  Allowance for doubtful accounts...........................  $    2,626        2,308           1,397            3,537
                                                              ----------        -----           -----            -----
                                                              ----------        -----           -----            -----
Fiscal year ended December 31, 1994 --
  Allowance for doubtful accounts...........................  $    2,784        1,691           1,849            2,626
                                                              ----------        -----           -----            -----
                                                              ----------        -----           -----            -----

------------------------

(1) The deductions from reserves are net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 27th day of March, 1997.

                                          InaCom Corp.

                                          By        /s/ BILL L. FAIRFIELD
                                            ------------------------------------
                                                Bill L. Fairfield, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InaCom Corp. and in the capacities indicated on the 27th day of March, 1997.

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

               MOGENS C. BAY*                 Director

             W. GRANT GREGORY*                Director

              JOSEPH INATOME*                 Director

               RICK INATOME*                  Director

             GARY SCHWENDIMAN*                Director

             DURWARD B. VARNER*               Director

              LINDA S. WILSON*                Director

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

           /s/ BILL L. FAIRFIELD
-------------------------------------------
             Bill L. Fairfield
              ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
       3.1   Restated Certificate of Incorporation of the Company, with amendments, incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 1993.

       3.2   Bylaws of the Company, as amended to date, incorporated herein by reference to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 28, 1996.

       4.1   Inventory Working Capital Financing Agreement dated June 29, 1995 between InaCom and IBM Credit
              Corporation, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 1995.

       4.2   Amendments to Inventory Working Capital Financing Agreement......................................          41

       4.3   Amended and Restated Receivable Purchase Agreement dated as of August 21, 1995 between InaCom,
              InaCom Finance Corp. and certain financial institutions, incorporated herein by reference to the
              Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

       4.4   Amendments to Amended and Restated Receivable Purchase Agreement.................................          45

       4.5   Indenture dated June 14, 1996 between the Company and First National Bank of Omaha, and related debenture, with respect to the Company's convertible subordinated debentures, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June
              29, 1996.

      10.1   1987 Stock Option Plan of the Company, incorporated herein by reference to Exhibit 10.4 to the
              Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

      10.2   1990 Stock Plan of the Company, with amendments thereto, incorporated herein by reference to
              Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1994.

      10.3   1994 Stock Plan of the Company, incorporated herein by reference to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 26, 1994.

      10.4   Executive Incentive Bonus Plan of the Company, incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

      10.5   Form of Long-Term Incentive Agreement of the Company, incorporated herein by reference to Exhibit
              10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

      10.6   Nonqualified Deferred Compensation Plan of the Company, incorporated herein by reference to
              Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1994.

      10.7   First Amendment to the Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December
              28, 1996.

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
      10.8   Rick Inatome Consulting Agreement, with amendment thereto, incorporated herein by reference to
              Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28,
              1996.

      10.9   Executive Death Benefit Plan, incorporated herein by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 25, 1993.

      10.10  Executive Disability Wage Continuation Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993.

      10.11  Form of Severance Benefit Agreement between the Company and seven of its officers, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      10.12  Restricted Stock Agreements between the Company and Bill L. Fairfield, incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.

      10.13  Lease Agreement between the Company and Maple Avenue Limited Liability Company dated September 5,
              1994, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994.

      11     Statement re: Computation of Earnings Per Share..................................................          53

      12     Statement re: Ratio of Earnings To Fixed Charges.................................................          54

      21     Subsidiaries of the Company......................................................................          55

      23     Consent of KPMG Peat Marwick LLP.................................................................          56

      24     Powers of Attorney...............................................................................          57

      27     Financial Data Schedule..........................................................................          65

    Pursuant to Item 601(h)(4) of Regulation S-K, certain instruments with respect to the Company's long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

    Management contracts and compensatory plans are set forth as Exhibits 10.1 through 10.12 above.