Form 10-Q
period 1997-03-29
INACOM CORP
filed 1997-05-12
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

(X)        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
           1934 for the Quarterly Period Ended March 29, 1997

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

                               Yes  (X)  No

    As of May 1, 1997 there were 11,238,579 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         MARCH 29,   DECEMBER 28,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................  $   37,397       31,410
  Accounts receivable, net.............................................................     191,327      288,407
  Inventories..........................................................................     359,492      386,592
  Other current assets.................................................................       8,142        5,889
                                                                                         ----------  ------------
    Total current assets...............................................................     596,358      712,298
                                                                                         ----------  ------------
Other assets, net......................................................................      27,006       27,531
Cost in excess of net assets of business acquired, net of accumulated amortization.....      69,852       48,646
Property and equipment, net............................................................      67,077       59,125
                                                                                         ----------  ------------
                                                                                         $  760,293      847,600
                                                                                         ----------  ------------
                                                                                         ----------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $  365,684      406,753
  Notes payable and current portion of long-term debt..................................      80,000      140,770
  Other current liabilities............................................................      62,667       64,472
                                                                                         ----------  ------------
    Total current liabilities..........................................................     508,351      611,995
                                                                                         ----------  ------------
Long-term debt.........................................................................      55,250       55,250
Other long-term liabilities............................................................       3,628        3,525
Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none
      issued...........................................................................      --           --
  Common stock of $.10 par value. Authorized 30,000,000 shares; issued 11,238,579 in
    1997 and 10,850,008 shares in 1996.................................................       1,123        1,085
  Additional paid-in capital...........................................................     109,089       98,153
  Retained earnings....................................................................      82,852       77,607
                                                                                         ----------  ------------
                                                                                            193,064      176,845
Less:
  Unearned restricted stock............................................................      --              (15)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     193,064      176,830
                                                                                         ----------  ------------
                                                                                         $  760,293      847,600
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                         INACOM CORP. AND SUBSIDIARIES
                CONDENSED AND CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                            -----------------------
                                                                                            MARCH 29,    MARCH 30,
                                                                                               1997        1996
                                                                                            ----------  -----------
Revenues:
  Computer products.......................................................................  $  772,753     597,722
  Computer services.......................................................................      47,631      28,139
  Communication products and services.....................................................      21,306      16,220
                                                                                            ----------  -----------
                                                                                               841,690     642,081
                                                                                            ----------  -----------
Direct costs:
  Computer products.......................................................................     728,749     564,231
  Computer services.......................................................................      13,499       8,203
  Communication products and services.....................................................      16,199      12,466
                                                                                            ----------  -----------
                                                                                               758,447     584,900
                                                                                            ----------  -----------
Gross margin..............................................................................      83,243      57,181
Selling, general and administrative expenses..............................................      67,317      47,241
                                                                                            ----------  -----------
Operating income..........................................................................      15,926       9,940
Interest expense..........................................................................       7,036       4,873
                                                                                            ----------  -----------
Earnings before income tax................................................................       8,890       5,067
Income tax expense........................................................................       3,645       2,077
                                                                                            ----------  -----------
Net earnings..............................................................................  $    5,245       2,990
                                                                                            ----------  -----------
                                                                                            ----------  -----------
Earnings per share
  Primary.................................................................................  $      .46         .29
  Fully diluted...........................................................................  $      .42         .29
                                                                                            ----------  -----------
                                                                                            ----------  -----------
Common shares and equivalents outstanding
  Primary.................................................................................      11,400      10,300
  Fully diluted...........................................................................      13,700      10,300
                                                                                            ----------  -----------
                                                                                            ----------  -----------

                         INACOM CORP. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                               THIRTEEN WEEKS ENDED
                                                                                             ------------------------
                                                                                              MARCH 29,    MARCH 30,
                                                                                                1997         1996
                                                                                             -----------  -----------
Cash flows from operating activities:

  Net earnings.............................................................................   $   5,245        2,990
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization..........................................................       6,556        5,329
    Decrease (increase) in accounts receivable.............................................      10,831      (11,218)
    Decrease in inventories................................................................      30,583       32,751
    Increase in other current assets.......................................................      (1,898)        (119)
    Decrease in accounts payable...........................................................     (45,222)     (43,885)
    (Decrease) increase in other current liabilities.......................................     (23,798)       3,383
                                                                                             -----------  -----------
      Net cash used in operating activities................................................     (17,704)     (10,769)
                                                                                             -----------  -----------

Cash flows from investing activities:

  Additions to property and equipment......................................................     (11,660)      (3,318)
  Proceeds from notes receivable...........................................................          60          168
  Business combinations....................................................................      (4,100)      --
  Decrease (increase) in other assets......................................................         105       (2,698)
                                                                                             -----------  -----------
      Net cash used in investing activities................................................     (15,595)      (5,848)
                                                                                             -----------  -----------

Cash flows from financing activities:

  Proceeds from receivables sold...........................................................     100,000       --
  (Payments of) proceeds from short-term debt..............................................     (60,770)      43,141
  Proceeds from exercise of stock options..................................................          56          415
                                                                                             -----------  -----------
      Net cash provided by financing activities............................................      39,286       43,556
                                                                                             -----------  -----------
Net increase in cash and cash equivalents..................................................       5,987       26,939
Cash and cash equivalents, beginning of the period.........................................      31,410       20,690
                                                                                             -----------  -----------
Cash and cash equivalents, end of the period...............................................   $  37,397       47,629
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                         INACOM CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 27, 1997.

2. ACCOUNTS RECEIVABLE

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On March 29, 1997, $42.1 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At March 29, 1997, the interest rate was 5.83%.

3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment and related materials.

4. EARNINGS/(LOSS) PER COMMON SHARE

    Primary earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. Fully diluted earnings/(loss) per share further assumes the conversion of the Company's convertible subordinated debentures for the period they were outstanding.

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

    Interest and income taxes paid are summarized as follows (dollars in thousands):

                                                                                1997       1996
                                                                              ---------  ---------
Interest paid...............................................................  $   6,539      4,453
Income taxes paid...........................................................  $   4,736        238
                                                                              ---------  ---------
                                                                              ---------  ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This 10-Q report contains certain forward-looking statements and information relating to InaCom that are based on the beliefs of InaCom management as well as assumptions made by and information currently available to InaCom management. Such statements reflect the current view of InaCom with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in InaCom's annual report on Form 10-K for the year ended December 28, 1996. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

    REVENUE

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue.

                                                                        THIRTEEN WEEKS            THIRTEEN WEEKS
                                                                             ENDED                    ENDED
                                                                    -----------------------  ------------------------
                                                                    MARCH 29,    MARCH 30,    MARCH 29,    MARCH 30,
                                                                       1997        1996         1997         1996
                                                                    ----------  -----------  -----------  -----------

                                                                        (IN THOUSANDS)
Computer products.................................................  $  772,753     597,722         91.8%        93.1%
Computer services.................................................      47,631      28,139          5.7          4.4
Communication products and services...............................      21,306      16,220          2.5          2.5
                                                                    ----------  -----------       -----        -----
    Total.........................................................  $  841,690     642,081        100.0%       100.0%
                                                                    ----------  -----------       -----        -----
                                                                    ----------  -----------       -----        -----

    Revenues for the first quarter of 1997 increased $199.6 million or 31.1% over the first quarter of 1996. Revenue growth resulted primarily from computer product sales which increased $175.0 million or 29.3% during the first quarter of 1997 compared to the same period in 1996. Revenue from computer services increased $19.5 million or 69.3% during the first quarter of 1997 compared to the same period in 1996. Revenue from communication products and services increased $5.1 million or 31.4% during the first quarter of 1997 compared to the same period in 1996.

    Revenues increased primarily as a result of an increase in products shipped directly to the end-user customer, overall industry growth and the acquisitions completed by the Company during 1996. The increase in revenues related to the acquisitions was approximately $24.8 million in the first quarter of 1997 compared to the same period in 1996. The increase in computer product sales resulted from an increase in sales through the independent reseller channel ($100.1 million or 30.7% over the first quarter of 1996) and through an increase in sales through the Company-owned business centers ($67.7 million or 25.8% over the first quarter of 1996). Revenue from computer services increased as a result of increased sales efforts for such service offerings and the inclusion of these services with increasing computer product sales. Revenue from communication products and services increased as a result of broad based growth from the communications product offerings.

GROSS MARGINS

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification.

                                                                          THIRTEEN WEEKS              THIRTEEN WEEKS
                                                                              ENDED                       ENDED
                                                                     ------------------------  ----------------------------
                                                                      MARCH 29,    MARCH 30,     MARCH 29,      MARCH 30,
                                                                        1997         1996          1997           1996
                                                                     -----------  -----------  -------------  -------------

                                                                          (IN THOUSANDS)
Computer products..................................................   $  44,004       33,491           5.7%           5.6%
Computer services..................................................      34,132       19,936          71.7           70.9
Communication products and services................................       5,107        3,754          24.0           23.1
                                                                     -----------  -----------          ---            ---
    Total..........................................................   $  83,243       57,181           9.9%           8.9%
                                                                     -----------  -----------          ---            ---
                                                                     -----------  -----------          ---            ---

    The increase in the Company's gross margin percentages in the first quarter of 1997 compared to the same period in 1996 was primarily a result of the increase in mix of higher-margin computer services versus lower-margin computer products. The increase in gross margin percentage for computer products resulted from a greater proportion of higher-margin computer product sales in the Company-owned business centers versus lower-margin computer product sales in the independent reseller channel in the first quarter of 1997. The increase in gross margin percentage for computer services resulted from an increase in the mix of services to include more higher-margin systems integration services versus support and technology procurement services. The increase in gross margin percentage for the communication products and services resulted from an increase in mix of revenues to include more higher-margin long distance and non-product services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the quarter ended March 29, 1997 were $67.3 million versus $47.2 million for the corresponding period in 1996. SG&A as a percent of revenue was 8.0% in the first quarter of 1997 versus 7.4% in the first quarter of 1996. The increase in spending and the related increase in SG&A as a percent of revenue resulted primarily from the costs of handling the increased product, services and communications revenues. The Company continued to invest in the infrastructure by opening a technology convergence distribution and configuration center in Ontario, California, during the third quarter of 1996. The Company incurred additional costs during the first quarter of 1997 related to integrating the acquisitions completed in the fourth quarter of 1996 and acquisitions completed in the first quarter of 1997.

INTEREST EXPENSE

    Interest expense was $7.0 million in the first quarter of 1997 versus $4.9 million in the first quarter of 1996. Interest expense increased primarily due to higher average daily borrowings. Average daily borrowings for the first quarter of 1997 were $112.5 million more than the average borrowings for the same period in the prior year while the average borrowing rate decreased approximately 20 basis points. The increase in the average daily borrowings resulted primarily from financing an increase in accounts receivable resulting from the increase in revenues. The decrease in the average daily borrowing interest rate resulted from the Company selling an additional $100 million of accounts receivable in January 1997 and the issuance of $55.25 million of 6% convertible subordinated debentures in June 1996 (see "Financial Condition and Liquidity").

NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings.

                                                                          THIRTEEN WEEKS            THIRTEEN WEEKS
                                                                              ENDED                     ENDED
                                                                     ------------------------  ------------------------
                                                                      MARCH 29,    MARCH 30,    MARCH 29,    MARCH 30,
                                                                        1997         1996         1997         1996
                                                                     -----------  -----------  -----------  -----------

                                                                          (IN THOUSANDS)
Computer products..................................................   $   2,334        1,557         44.5%        52.1%
Computer services..................................................       2,229        1,127         42.5         37.7
Communication products and services................................         682          306         13.0         10.2
                                                                     -----------       -----        -----        -----
    Total..........................................................   $   5,245        2,990        100.0%       100.0%
                                                                     -----------       -----        -----        -----
                                                                     -----------       -----        -----        -----

    Net earnings for the quarter ending March 29, 1997 increased 75.5% to $5.2 million compared with net earnings of $3.0 million for the first quarter of 1996. Share earnings increased to $.42 per fully diluted share from the $.29 per fully diluted share reported for the same period in 1996. This increase resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through a working capital financing agreement of $350.0 million, convertible subordinated debentures of $55.25 million and a revolving credit facility for $40.0 million.

    The $350.0 million working capital financing agreement, which is provided by an unrelated financial services organization, expires June 29, 1998. At March 29, 1997, $40.0 million was outstanding under this working capital line and the interest rate was 7.5% based on LIBOR. This working capital financing agreement is secured by accounts receivable and inventory.

    The $55.25 million 6% convertible subordinated debentures were issued in June 1996 and are due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to principal amount. The debentures may also be redeemed at the option of the holder at any time prior to June 16, 2000 if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The $40.0 million revolving credit facility agreement expires in February 1998. At March 29, 1997, $40.0 million was outstanding under the revolving credit facility and the interest rate was 7.0% based on LIBOR. The revolving credit facility is secured by accounts receivable and inventory.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness and restrictions on the amount of net loss the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. The amount of retained earnings at March 29, 1997 not restricted as to payments of cash dividends under the most restrictive covenants in such agreements was approximately $48.4 million. The Company was in compliance with the covenants contained in the agreements at March 29, 1997.

    Long-term debt was 22.2% of total long-term debt and equity at March 29, 1997 versus 13.5% at March 30, 1996. The increase was primarily a result of the increase in long-term debt from the sale of

$55.25 million of convertible subordinated debentures in the second quarter of 1996 offset by the payment of $30.3 million of private placement notes previously held by unaffiliated insurance companies.

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On March 29, 1997, $42.1 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. At March 29, 1997, the interest rate was 5.83%.

    The Company occasionally uses derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. On January 17, 1997 the Company entered into a one-year interest rate swap agreement with an unrelated financial institution which resulted in certain floating rate interest payment obligations becoming fixed rate interest payment obligations at 5.82%. The principal amount of the swap agreement was $100 million.

    During the first quarter of 1997 the Company used $17.7 million of cash in operations. Inventory decreased by $30.6 million during the first quarter with a portion of the decrease offset by a reduction in accounts payable of $45.2 million. Accounts receivable also decreased $10.8 million during the first quarter. Inventory decreased during the quarter as a result of increased sales. Accounts payable decreased as a result of the Company taking advantage of early pay discounts offered by some of the Company's major vendors. Accounts receivable decreased during the quarter primarily as a result of the decrease in revenues in the first quarter of 1997 versus the fourth quarter of 1996.

    The Company used $15.6 million in cash for investing activities in the first quarter of 1997. Cash of $11.7 million was used to purchase fixtures and equipment and cash of $4.1 million was used for business combinations.

    Net cash provided from financing activities for the first quarter of 1997 totaled $39.3 million, of which $100.0 million was provided from the sale of accounts receivable. The financing proceeds were used to reduce short term borrowings of $60.8 million.

    The Company believes the funding expected to be generated from operations and provided by the existing credit facilities will be sufficient to meet working capital and capital investment needs in 1997.

                         INACOM CORP. AND SUBSIDIARIES

PART II--OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED SECURITIES

    The Company acquired certain assets of HW Electronics' operating subsidiary in February 1997 for consideration including approximately $4.1 million in cash and 174,825 shares of Common Stock; the business provides computer sales and services in the Los Angeles, California market. The Company acquired Corporate Resources International, Inc. in March 1997 for consideration of 210,696 shares of Common Stock; the business is a provider of fixed-asset inventory and reconciliation services in the Detroit, Michigan market. The sales of securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on April 22, 1997. Stockholders voted on the following items:

    (a) Election of Directors

DIRECTOR                                                             VOTE FOR   VOTE WITHHELD
------------------------------------------------------------------  ----------  -------------
Joseph Auerbach...................................................   8,103,749      438,976
Mogens C. Bay.....................................................   8,103,449      439,276
Bill L. Fairfield.................................................   8,103,949      438,776
W. Grant Gregory..................................................   8,190,804      351,921
Joseph T. Inatome.................................................   8,190,748      351,977
Rick Inatome......................................................   8,190,804      351,921
Gary Schwendiman..................................................   8,190,804      351,921
Linda S. Wilson...................................................   8,190,204      352,521

    (b) Approval of appointment of independent accountants KPMG Peat Marwick LLP for fiscal 1997. The stockholder vote on such proposal was: 8,515,435 for; 8,680 against; 18,610 abstain.

    (c) Approval of the Inacom Executive Incentive Plan. The stockholder vote on such proposal was: 7,943,777 for; 567,652 against; 31,296 abstain.

    (d) Approval of the 1997 Inacom Stock Plan. The stockholder vote on such proposal was: 6,276,283 for; 1,244,417 against; 29,874 abstain; 992,151 non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a)  Exhibits. None

    b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 29, 1997.

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

Dated this 13th day of May, 1997.