Form 10-Q
period 1997-06-28
INACOM CORP
filed 1997-08-12
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                        COMMISSION FILE NUMBER: 0-16114

                            ------------------------

                                  INACOM CORP

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

                                Yes /X/  No / /

    As of August 1, 1997 there were 11,537,315 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                          JUNE 28,   DECEMBER 28,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                                     ASSETS
Current assets:

  Cash and cash equivalents............................................................  $   30,720       31,410
  Accounts receivable, net.............................................................     257,358      288,407
  Inventories..........................................................................     464,145      386,592
  Other current assets.................................................................       8,843        5,889
                                                                                         ----------  ------------
    Total current assets...............................................................     761,066      712,298
                                                                                         ----------  ------------

Other assets, net......................................................................      45,513       27,531
Cost in excess of net assets of business acquired, net of accumulated amortization.....      68,659       48,646
Property and equipment, net............................................................      69,674       59,125
                                                                                         ----------  ------------
                                                                                         $  944,912      847,600
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable.....................................................................  $  479,746      406,753
  Notes payable........................................................................     120,000      140,770
  Other current liabilities............................................................      79,451       64,472
                                                                                         ----------  ------------
    Total current liabilities..........................................................     679,197      611,995
                                                                                         ----------  ------------

Long-term debt.........................................................................      55,250       55,250
Other long-term liabilities............................................................       3,453        3,525

Stockholders' equity:

  Capital stock:
    Class A preferred stock of $1 par value.
      Authorized 1,000,000 shares; none issued.........................................      --           --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 11,537,315 in
      1997 and 10,850,008 shares in 1996...............................................       1,153        1,085
    Additional paid-in capital.........................................................     116,298       98,153
    Retained earnings..................................................................      89,561       77,607
                                                                                         ----------  ------------
                                                                                            207,012      176,845

  Less:
    Unearned restricted stock..........................................................      --              (15)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     207,012      176,830
                                                                                         ----------  ------------
                                                                                         $  944,912      847,600
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                         INACOM CORP. AND SUBSIDIARIES

               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THIRTEEN WEEKS         TWENTY-SIX WEEKS
                                                                           ENDED                  ENDED
                                                                   ---------------------  ----------------------
                                                                    JUNE 28,   JUNE 29,    JUNE 28,    JUNE 29,
                                                                      1997       1996        1997        1996
                                                                   ----------  ---------  ----------  ----------
Revenues:
  Computer products..............................................  $  884,952    718,585   1,657,705   1,316,307
  Computer services..............................................      60,607     30,201     108,238      58,340
  Communications products and services...........................      26,655     21,074      47,961      37,294
                                                                   ----------  ---------  ----------  ----------
                                                                      972,214    769,860   1,813,904   1,411,941
                                                                   ----------  ---------  ----------  ----------
Direct costs:
  Computer products..............................................     836,876    677,760   1,565,625   1,241,991
  Computer services..............................................      14,881      7,347      28,380      15,550
  Communications products and services...........................      21,583     16,620      37,782      29,086
                                                                   ----------  ---------  ----------  ----------
                                                                      873,340    701,727   1,631,787   1,286,627
                                                                   ----------  ---------  ----------  ----------
Gross margin.....................................................      98,874     68,133     182,117     125,314

Selling, general and administrative expenses.....................      80,354     55,588     147,671     102,829
                                                                   ----------  ---------  ----------  ----------
Operating income.................................................      18,520     12,545      34,446      22,485

Interest expense.................................................       7,148      5,046      14,184       9,919
                                                                   ----------  ---------  ----------  ----------
Earnings before income tax.......................................      11,372      7,499      20,262      12,566

Income tax expense...............................................       4,663      3,075       8,308       5,152
                                                                   ----------  ---------  ----------  ----------
Net earnings.....................................................  $    6,709      4,424      11,954       7,414
                                                                   ----------  ---------  ----------  ----------
                                                                   ----------  ---------  ----------  ----------
Earnings per share
  Primary........................................................  $      .58        .43        1.04         .72
  Fully diluted..................................................  $      .52        .42         .94         .71
                                                                   ----------  ---------  ----------  ----------
                                                                   ----------  ---------  ----------  ----------
  Common shares and equivalents outstanding
    Primary......................................................      11,600     10,300      11,500      10,300
    Fully diluted................................................      13,900     10,700      13,800      10,500
                                                                   ----------  ---------  ----------  ----------
                                                                   ----------  ---------  ----------  ----------

                         INACOM CORP. AND SUBSIDIARIES

               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                TWENTY-SIX WEEKS
                                                                                                      ENDED
                                                                                              ---------------------
                                                                                               JUNE 28,   JUNE 29,
                                                                                                 1997       1996
                                                                                              ----------  ---------
Cash flows from operating activities:

  Net earnings..............................................................................  $   11,954      7,414
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization...........................................................      14,256      9,720
    Increase in accounts receivable.........................................................     (55,200)   (41,182)
    (Increase) decrease in inventories......................................................     (74,070)    48,585
    Increase in other current assets........................................................      (2,599)      (395)
    Increase (decrease) in accounts payable.................................................      68,840    (69,691)
    (Decrease) increase in other long-term liabilities......................................         (83)       226
    (Decrease) increase in other current liabilities........................................      (7,107)    13,219
                                                                                              ----------  ---------
      Net cash used in operating activities.................................................     (44,009)   (32,104)
                                                                                              ----------  ---------

Cash flows from investing activities:

  Additions to property and equipment.......................................................     (19,836)   (10,016)
  Proceeds from notes receivable............................................................         100      1,605
  Business combinations.....................................................................      (4,100)    --
  Increase in other assets..................................................................     (12,085)   (10,472)
                                                                                              ----------  ---------
      Net cash used in investing activities.................................................     (35,921)   (18,883)
                                                                                              ----------  ---------

Cash flows from financing activities:

  Proceeds from receivables sold............................................................     100,000     --
  (Payments of)proceeds from short-term debt................................................     (20,770)     5,741
  Payments of long-term debt................................................................                 (6,667)
  Proceeds from sale of convertible subordinated debentures.................................      --         55,250
  Proceeds from exercise of stock options...................................................          10        808
                                                                                              ----------  ---------
      Net cash provided by financing activities.............................................      79,240     55,132
                                                                                              ----------  ---------
Net (decrease) increase in cash and cash equivalents........................................        (690)     4,145
Cash and cash equivalents, beginning of the period..........................................      31,410     20,690
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Cash and cash equivalents, end of the period................................................  $   30,720     24,835
                                                                                              ----------  ---------
                                                                                              ----------  ---------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 27, 1997.

2.  ACCOUNTS RECEIVABLE

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On June 28, 1997, $46.6 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On June 28, 1997, the interest rate was 6.09%.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment and related materials.

4.  EARNINGS PER COMMON SHARE

    Primary earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. Fully diluted earnings per share further assumes the conversion of the Company's convertible subordinated debentures for the period they were outstanding.

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

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED)
    Interest and income taxes paid are summarized as follows (dollars in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Interest paid..............................................................  $  14,310      9,924
Income taxes paid..........................................................  $   7,574      1,126
                                                                             ---------  ---------
                                                                             ---------  ---------

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

RESULTS OF OPERATIONS

    REVENUE

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue:

                                                       THIRTEEN WEEKS           THIRTEEN WEEKS
                                                            ENDED                   ENDED
                                                    ---------------------  ------------------------
                                                     JUNE 28,   JUNE 29,    JUNE 28,     JUNE 29,
                                                       1997       1996        1997         1996
                                                    ----------  ---------  -----------  -----------
                                                       (IN THOUSANDS)
Computer products.................................  $  884,952    718,585        91.1%        93.4%
Computer services.................................      60,607     30,201         6.2          3.9
Communication products and services...............      26,655     21,074         2.7          2.7
                                                    ----------  ---------       -----        -----
  Total...........................................  $  972,214    769,860       100.0%       100.0%
                                                    ----------  ---------       -----        -----
                                                    ----------  ---------       -----        -----

                                                     TWENTY-SIX WEEKS          TWENTY-SIX WEEKS
                                                          ENDED                     ENDED
                                                 ------------------------  ------------------------
                                                   JUNE 28,     JUNE 29,    JUNE 28,     JUNE 29,
                                                     1997         1996        1997         1996
                                                 ------------  ----------  -----------  -----------
                                                      (IN THOUSANDS)
Computer products..............................  $  1,657,705   1,316,307        91.4%        93.3%
Computer services..............................       108,238      58,340         6.0          4.1
Communication products and services............        47,961      37,294         2.6          2.6
                                                 ------------  ----------       -----        -----
  Total........................................  $  1,813,904   1,411,941       100.0%       100.0%
                                                 ------------  ----------       -----        -----
                                                 ------------  ----------       -----        -----

    Revenues for the second quarter and first six months of 1997 increased $202.4 million or 26.3% and $402.0 million or 28.5% over the second quarter and first six months of 1996, respectively. Revenue growth resulted primarily from computer product sales which increased $166.4 million or 23.2% and $341.4 million or 25.9% over the second quarter and first six months of 1996, respectively. Revenues from computer services increased $30.4 million or 100.7% and $49.9 million or 85.5% over the second quarter and first six months of 1996, respectively. Revenues from communication products and services increased $5.6 million or 26.5% and $10.7 or 28.6% over the second quarter and first six months of 1996, respectively.

    Revenues increased primarily as a result of an increase in products shipped directly to the end-user customer, overall industry growth and the acquisitions completed by the Company during 1996 and 1997. The increase in revenues related to the acquisitions was approximately $20.8 million and $45.6 million over the second quarter and first six months of 1996, respectively. The increase in computer product sales resulted primarily from an increase in sales through the Company-owned business centers ($129.1 million or 39.2% and $222.2 million or 35.9% over the second quarter and first six months of 1996, respectively) and through an increase in sales through the independent reseller channel ($49.0 million or 12.0% and $136.1 million or 18.7% over the second quarter and first six months of 1996, respectively).

    Revenues from computer services increased as a result of increased sales efforts for such service offerings, the inclusion of these services with increasing computer product sales and the recent acquisitions completed by the Company. The increase in computer services sales resulted primarily from an increase in sales through the Company-owned business centers ($15.0 million or 65.4% and $24.8 million or 55.9% over the second quarter and first six months of 1996, respectively). The increase in computer services revenues related to acquisitions was approximately $9.4 million and $13.4 million over the second quarter and first six months of 1996, respectively. Revenues from communication products and services increased as a result of broad based growth from the communications product offerings.

    GROSS MARGINS

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification:

                                                          THIRTEEN WEEKS           THIRTEEN WEEKS
                                                              ENDED                    ENDED
                                                      ----------------------  ------------------------
                                                      JUNE 28,    JUNE 29,     JUNE 28,     JUNE 29,
                                                        1997        1996         1997         1996
                                                      ---------  -----------  -----------  -----------
                                                          (IN THOUSANDS)
Computer products...................................  $  48,076      40,825          5.4%         5.7%
Computer services...................................     45,726      22,854         75.5         75.7
Communication products and services.................      5,072       4,454         19.0         21.1
                                                      ---------  -----------         ---          ---
  Total.............................................  $  98,874      68,133         10.2%         8.9%
                                                      ---------  -----------         ---          ---
                                                      ---------  -----------         ---          ---

                                                      TWENTY-SIX WEEKS         TWENTY-SIX WEEKS
                                                            ENDED                   ENDED
                                                    ---------------------  ------------------------
                                                     JUNE 28,   JUNE 29,    JUNE 28,     JUNE 29,
                                                       1997       1996        1997         1996
                                                    ----------  ---------  -----------  -----------
                                                       (IN THOUSANDS)
Computer products.................................  $   92,080     74,316         5.6%         5.7%
Computer services.................................      79,858     42,790        73.8         73.4
Communication products and services...............      10,179      8,208        21.2         22.0
                                                    ----------  ---------         ---          ---
  Total...........................................  $  182,117    125,314        10.0%         8.9%
                                                    ----------  ---------         ---          ---
                                                    ----------  ---------         ---          ---

    The increase in the Company's gross margin percentages for the first six months of 1997 versus the same period in 1996 was primarily a result of the increase in mix of higher-margin computer services and communications products and services versus lower-margin computer products. The decrease in gross margin percentage for computer products resulted primarily from a decrease in the margin percentage on computer product sales through the Company-owned business centers and the independent reseller channel in the first six months of 1997 versus the same period in 1996. The increase in gross margin percentage for computer services resulted from an increase in the mix of services to include more higher-margin systems integration services versus support and technology procurement services. The decrease in gross margin percentage for the communication products and services resulted from an increase in mix of revenues to include more lower-margin communications product sales as compared to higher-margin long distance and non-product services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 1997 increased $24.8 million or 44.6% and $44.8 million or 43.6% over the second quarter and first six months of 1996, respectively. SG&A as a percent of revenue was 8.3% in the second quarter of 1997 versus 7.2% in the second quarter of 1996, and 8.1% for the first six months of 1997 versus 7.3% for the first six months of 1996. The increase in spending and the related increase in SG&A as a percent of revenues resulted primarily from the costs of handling the increased product, services and communications revenues. The Company continued to invest in the infrastructure by opening a technology convergence distribution and configuration center in Ontario, California, during the third quarter of 1996. The Company incurred additional costs during the second quarter and first six months of 1997 related to integrating the acquisitions completed in the fourth quarter of 1996 and acquisitions completed in the first and second quarters of 1997. The increase in SG&A related to acquisitions was approximately $6.1 million and $7.5 million over the second quarter and first six months of 1996, respectively.

    INTEREST EXPENSE

    Interest expense for the second quarter and first six months of 1997 was $7.1 million and $14.2 million, respectively, versus interest expense for the second quarter and first six months of 1996 of $5.0 million and $9.9 million, respectively. Interest expense increased primarily due to higher average daily borrowings. Average daily borrowings for the second quarter and first six months of 1997 were $124.1 million and $118.3 million more than the average borrowings for the second quarter and first six months of 1996, respectively. The weighted average borrowing rate for the second quarter of 1997 increased approximately 6 basis points over the second quarter of 1996 and decreased 15 basis points for the first six months of 1997 versus the first six months of 1996. The increase in the average daily borrowings resulted primarily from financing an increase in accounts receivable resulting from the increase in revenues, and an increase in inventory levels. The weighted average daily borrowing interest rate increased for the second quarter of 1997 primarily due to an increase in LIBOR rates in 1997 versus 1996. The average daily borrowing interest rate decreased for the first six months of 1997 versus the same period in 1996 primarily because the Company sold an additional $100 million of accounts receivable in January 1997, which as of June 28, 1997 had an interest rate of 6.09%, and issued $55.25 million of 6% convertible subordinated debentures in June 1996 (see "Liquidity and Capital Resources"). The funding from the sale of $100 million in accounts receivable and the issuance of $55.25 million of convertible bonds was used to decrease the borrowings outstanding on the inventory and working capital credit line which on June 28, 1997 had an interest rate of 7.5%.

    NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings:

                                                            THIRTEEN WEEKS            THIRTEEN WEEKS
                                                                ENDED                     ENDED
                                                       ------------------------  ------------------------
                                                        JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                          1997         1996         1997         1996
                                                       -----------  -----------  -----------  -----------
                                                            (IN THOUSANDS)
Computer products....................................   $   2,550        2,545         38.0%        57.5%
Computer services....................................       3,464        1,669         51.6         37.7
Communication products and services..................         695          210         10.4          4.8
                                                       -----------       -----        -----        -----
  Total..............................................   $   6,709        4,424        100.0%       100.0%
                                                       -----------       -----        -----        -----
                                                       -----------       -----        -----        -----

                                                         TWENTY-SIX WEEKS         TWENTY-SIX WEEKS
                                                              ENDED                    ENDED
                                                      ----------------------  ------------------------
                                                      JUNE 28,    JUNE 29,     JUNE 28,     JUNE 29,
                                                        1997        1996         1997         1996
                                                      ---------  -----------  -----------  -----------
                                                          (IN THOUSANDS)
Computer products...................................  $   4,883       4,102         40.8%        55.3%
Computer services...................................      5,691       2,796         47.7         37.7
Communication products and services.................      1,380         516         11.5          7.0
                                                      ---------       -----        -----        -----
  Total.............................................  $  11,954       7,414        100.0%       100.0%
                                                      ---------       -----        -----        -----
                                                      ---------       -----        -----        -----

    Net earnings for the quarter ending June 28, 1997 increased 51.7% to $6.7 million compared with net earnings of $4.4 million for the second quarter of 1996. Share earnings increased to $.52 per fully diluted share from the $.42 per fully diluted share reported for the same period in 1996. Net earnings for the first six months of 1997 increased 61.2% to $12.0 million compared with net earnings of $7.4 million for the first six months of 1996. Share earnings increased to $.94 per fully diluted share from the $.71 per fully diluted share reported for the same period in 1996. This increase resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through an inventory and working capital financing agreement of $550.0 million (increased from $350.0 million as of June 27, 1997), convertible subordinated debentures of $55.25 million, and a revolving credit facility of $40.0 million.

    The $550.0 million inventory and working capital financing agreement, which is provided by an unrelated financial services organization, was amended in 1997 and expires June 29, 1998. On June 28, 1997, $338.8 million was outstanding under the inventory and working capital financing agreement including $258.8 million for inventory and $80.0 million for working capital and the interest rate was 7.5% based on LIBOR. This inventory and working capital financing agreement is secured by inventory and accounts receivable.

    The $55.25 million 6% convertible subordinated debentures were issued in June 1996 and are due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and, thereafter, the Company may redeem the debentures at various premiums to principal amount. The debentures may also be redeemed at the option of the holder at any time prior to June 16, 2000 if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The $40.0 million revolving credit facility agreement expires in February 1998. On June 28, 1997, $40.0 million was outstanding under the revolving credit facility and the interest rate was 7.0% based on LIBOR. The revolving credit facility is secured by inventory and accounts receivable.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness and restrictions on the amount of net loss the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. The amount of retained earnings on March 29, 1997 not restricted as to payments of cash dividends under the most restrictive covenants in such agreements was approximately $78.8 million. The Company was in compliance with the covenants contained in the agreements on June 28, 1997.

    Long-term debt was 21.1% of total long-term debt and equity at June 28, 1997 versus 30.3% at June 29, 1996. The decrease was primarily a result of the payment of $13.6 million of private placement notes previously held by unaffiliated insurance companies and an increase in equity due to earnings and the issuance of additional shares of common stock.

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On June 28, 1997, $46.6 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On June 28, 1997, the interest rate was 6.09%.

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

    During the first six months of 1997, the Company used $44.0 million of cash in operations. Inventory increased by $74.1 million during the first six months with a portion of the increase offset by an increase in accounts payable of $68.8 million. Accounts receivable also increased $55.2 million during the first six months of 1997. Inventory increased during the first six months of 1997 as a result of the Company taking advantage of certain major manufacturers inventory incentive programs. Accounts payable increased as a result of the increase in inventory levels. Accounts receivable increased during the first six months primarily as a result of the increase in revenues for the first six months of 1997.

    The Company used $35.9 million in cash for investing activities in the first six months of 1997. Cash of $19.8 million was used to purchase fixtures and equipment and cash of $4.1 million was used for business combinations.

    Net cash provided from financing activities for the first six months of 1997 totaled $79.2 million, of which $100.0 million was provided from the sale of accounts receivable. The financing proceeds were used to reduce short term borrowings of $20.8 million.

    The Company believes the funding expected to be generated from operations and provided by the existing credit facilities will be sufficient to meet working capital and capital investment needs in 1997.

                         INACOM CORP. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES

    The Company acquired Bethco Inc. in May 1997 for consideration including approximately $2.6 million in cash and 257,198 shares of Common Stock; the business provides computer sales and services in the Atlanta, Georgia; Orlando, Florida; and Birmingham, Alabama markets. The sales of securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibit

 10.1  Amendments to Inventory and Working Capital Financing Agreement between
         Inacom and IBM Credit Corporation.

b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                INACOM CORP.

                                By:            /s/ DAVID C. GUENTHNER
                                     -----------------------------------------
                                                 David C. Guenthner
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

Dated this 12th day of August, 1997.