Form 10-Q
period 1997-09-27
INACOM CORP
filed 1997-11-12
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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

                                Yes /X/  No / /

    As of November 4, 1997 there were 14,563,482 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 27,  DECEMBER 28,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                     ASSETS
Current assets:

  Cash and cash equivalents.........................................................   $    27,481        31,410
  Accounts receivable, net..........................................................       287,592       288,407
  Inventories.......................................................................       486,199       386,592
  Other current assets..............................................................        11,485         5,889
                                                                                      -------------  ------------
    Total current assets............................................................       812,757       712,298
                                                                                      -------------  ------------

Other assets, net...................................................................        26,989        27,531
Cost in excess of net assets of business acquired, net of accumulated
  amortization......................................................................        77,977        48,646
Property and equipment, net.........................................................        86,366        59,125
                                                                                      -------------  ------------
                                                                                       $ 1,004,089       847,600
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable..................................................................   $   547,185       406,753
  Notes payable.....................................................................        88,500       140,770
  Other current liabilities.........................................................        95,906        64,472
                                                                                      -------------  ------------
    Total current liabilities.......................................................       731,591       611,995
                                                                                      -------------  ------------

Long-term debt......................................................................        55,250        55,250
Other long-term liabilities.........................................................         3,000         3,525

Stockholders' equity:

  Capital stock:
    Class A preferred stock of $1 par value.
      Authorized 1,000,000 shares; none issued......................................       --             --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 11,563,482
      in 1997 and 10,850,008 shares in 1996.........................................         1,157         1,085
    Additional paid-in capital......................................................       116,301        98,153
    Retained earnings...............................................................        96,790        77,607
                                                                                      -------------  ------------
                                                                                           214,248       176,845

  Less:
    Unearned restricted stock.......................................................       --                (15)
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       214,248       176,830
                                                                                      -------------  ------------
                                                                                       $ 1,004,089       847,600
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                         INACOM CORP. AND SUBSIDIARIES

               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THIRTEEN WEEKS         THIRTY-NINE WEEKS
                                                                          ENDED                   ENDED
                                                                 -----------------------  ----------------------
                                                                  SEPT. 27,    SEPT. 28,  SEPT. 27,   SEPT. 28,
                                                                     1997        1996        1997        1996
                                                                 ------------  ---------  ----------  ----------
Revenues:
  Computer products............................................  $    921,361    713,432   2,579,066   2,029,739
  Computer services............................................        65,634     34,952     173,872      93,292
  Communications products and services.........................        26,339     21,068      74,300      58,362
                                                                 ------------  ---------  ----------  ----------
                                                                    1,013,334    769,452   2,827,238   2,181,393
                                                                 ------------  ---------  ----------  ----------
Direct costs:
  Computer products............................................       871,014    671,588   2,436,639   1,913,579
  Computer services............................................        16,921      7,971      45,301      23,521
  Communications products and services.........................        20,037     16,766      57,819      45,852
                                                                 ------------  ---------  ----------  ----------
                                                                      907,972    696,325   2,539,759   1,982,952
                                                                 ------------  ---------  ----------  ----------
Gross margin...................................................       105,362     73,127     287,479     198,441

Selling, general and administrative expenses...................        85,633     60,185     233,304     163,014
                                                                 ------------  ---------  ----------  ----------
Operating income...............................................        19,729     12,942      54,175      35,427

Interest expense...............................................         7,489      4,398      21,673      14,317
                                                                 ------------  ---------  ----------  ----------
Earnings before income tax.....................................        12,240      8,544      32,502      21,110

Income tax expense.............................................         5,011      3,503      13,319       8,655
                                                                 ------------  ---------  ----------  ----------
Net earnings...................................................  $      7,229      5,041      19,183      12,455
                                                                 ------------  ---------  ----------  ----------
                                                                 ------------  ---------  ----------  ----------
Earnings per share
  Primary......................................................  $        .61        .48        1.65        1.20
  Fully diluted................................................  $        .55        .43        1.49        1.14
                                                                 ------------  ---------  ----------  ----------
                                                                 ------------  ---------  ----------  ----------
  Common shares and equivalents outstanding
    Primary....................................................        11,800     10,500      11,600      10,400
    Fully diluted..............................................        14,100     12,800      13,900      11,400
                                                                 ------------  ---------  ----------  ----------
                                                                 ------------  ---------  ----------  ----------

                         INACOM CORP. AND SUBSIDIARIES

               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                              THIRTY-NINE WEEKS
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                             SEPT. 27,   SEPT. 28,
                                                                                               1997        1996
                                                                                            -----------  ---------
Cash flows from operating activities:

  Net earnings............................................................................  $    19,183     12,455
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization.........................................................       22,230     15,535
    Increase in accounts receivable.......................................................      (71,280)   (78,674)
    Increase in inventories...............................................................      (88,071)   (25,022)
    Increase in other current assets......................................................       (3,897)      (575)
    Increase in accounts payable..........................................................      113,726     11,281
    Decrease in other long-term liabilities...............................................         (536)        --
    Increase in other current liabilities.................................................        6,673     23,978
                                                                                            -----------  ---------
      Net cash used in operating activities...............................................       (1,972)   (41,022)
                                                                                            -----------  ---------

Cash flows from investing activities:

  Additions to property and equipment.....................................................      (41,091)   (18,678)
  Proceeds from notes receivable..........................................................          (71)      (272)
  Business combinations...................................................................       (7,550)    --
  Increase in other assets................................................................       (2,260)   (22,926)
                                                                                            -----------  ---------
      Net cash used in investing activities...............................................      (50,972)   (41,876)
                                                                                            -----------  ---------

Cash flows from financing activities:.....................................................

  Proceeds from receivables sold..........................................................      100,000     --
  (Payments of)proceeds from short-term debt..............................................      (52,270)    35,651
  Payments of long-term debt..............................................................      --          (6,667)
  Proceeds from sale of convertible subordinated debentures...............................      --          55,250
  Proceeds from exercise of stock options.................................................        1,285      1,742
                                                                                            -----------  ---------
      Net cash provided by financing activities...........................................       49,015     85,976
                                                                                            -----------  ---------
Net (decrease) increase in cash and cash equivalents......................................       (3,929)     3,078
Cash and cash equivalents, beginning of the period........................................       31,410     20,690
                                                                                            -----------  ---------
Cash and cash equivalents, end of the period..............................................  $    27,481     23,768
                                                                                            -----------  ---------
                                                                                            -----------  ---------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 27, 1997.

2.  ACCOUNTS RECEIVABLE

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On September 27, 1997, $46.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On September 27, 1997, the interest rate was 6.05%.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment and related materials.

4.  EARNINGS PER COMMON SHARE

    Primary earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. Fully diluted earnings per share further assumes the conversion of the Company's convertible subordinated debentures (issued in 1996) for the period they were outstanding.

5.  MARKETING DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. The funds or credits received are based on the purchases or sales of the vendor's products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 5% of purchases from these vendors.

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For purposes of the condensed and consolidated statement of cash flows, the Company considers cash and cash investments with a maturity of three months or less to be cash equivalents.

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED)
    Interest and income taxes paid are summarized as follows (dollars in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Interest paid............................................................  $  21,051     13,370
Income taxes paid........................................................  $  10,062      3,526
                                                                           ---------  ---------
                                                                           ---------  ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This 10-Q report contains certain forward-looking statements and information relating to Inacom that are based on the beliefs of Inacom management as well as assumptions made by and information currently available to Inacom management. Such statements reflect the current view of Inacom with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Inacom's current report on Form 8-K dated November 4, 1997. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

    REVENUE

    The following tables set forth, for the indicated periods, revenue by classification and the mix of revenue:

                                                      THIRTEEN WEEKS            THIRTEEN WEEKS
                                                           ENDED                    ENDED
                                                  -----------------------  ------------------------
                                                   SEPT. 27,    SEPT. 28,   SEPT. 27,    SEPT. 28,
                                                      1997        1996        1997         1996
                                                  ------------  ---------  -----------  -----------
                                                      (IN THOUSANDS)
Computer products...............................  $    921,361    713,432        90.9%        92.8%
Computer services...............................        65,634     34,952         6.5          4.5
Communication products and services.............        26,339     21,068         2.6          2.7
                                                  ------------  ---------       -----        -----
  Total.........................................  $  1,013,334    769,452       100.0%       100.0%
                                                  ------------  ---------       -----        -----
                                                  ------------  ---------       -----        -----

                                                   THIRTY-NINE WEEKS         THIRTY-NINE WEEKS
                                                         ENDED                     ENDED
                                                ------------------------  ------------------------
                                                 SEPT. 27,    SEPT. 28,    SEPT. 27,    SEPT. 28,
                                                    1997         1996        1997         1996
                                                ------------  ----------  -----------  -----------
                                                     (IN THOUSANDS)
Computer products.............................  $  2,579,066   2,029,739        91.3%        93.0%
Computer services.............................       173,872      93,292         6.1          4.3
Communication products and services...........        74,300      58,362         2.6          2.7
                                                ------------  ----------       -----        -----
  Total.......................................  $  2,827,238   2,181,393       100.0%       100.0%
                                                ------------  ----------       -----        -----
                                                ------------  ----------       -----        -----

    Revenues for the third quarter and first nine months of 1997 increased $243.9 million or 31.7% and $645.8 million or 29.6% over the third quarter and first nine months of 1996. Revenue growth resulted primarily from computer product sales which increased $207.9 million or 29.1% and $549.3 million or 27.1% over the third quarter and first nine months of 1996, respectively. Revenues from computer services increased $30.7 million or 87.8% and $80.6 million or 86.4% over the third quarter and first nine months of 1996, respectively. Revenues from communication products and services increased $5.3 million or 25.0% and $15.9 or 27.3% over the third quarter and first nine months of 1996, respectively.

    Revenues increased primarily as a result of an increase in products shipped directly to the end-user customer, overall industry growth and the acquisitions completed by the Company during 1997. The increase in revenues related to the acquisitions was approximately $38.0 million and $71.7 million over the third quarter and first nine months of 1996, respectively. The increase in computer product sales resulted primarily from an increase in sales through the Company-owned business centers ($128.5 million or 41.4% and $242.1 million or 27.5% over the third quarter and first nine months of 1996, respectively) and through an increase in sales through the independent reseller channel ($40.0 million or 9.7% and $191.4 million or 17.0% over the third quarter and first nine months of 1996, respectively).

    Revenues from computer services increased as a result of increased sales efforts for such service offerings, the inclusion of these services with increasing computer product sales and the recent acquisitions completed by the Company. The increase in computer services sales resulted primarily from an increase in sales through the Company-owned business centers ($24.5 million or 94.0% and $63.9 million or 90.1% over the third quarter and first nine months of 1996, respectively). The increase in computer services revenues related to acquisitions was approximately $8.1 million and $21.5 million over the third quarter and first nine months of 1996, respectively. Revenues from communication products and services increased as a result of broad based growth from the communications product offerings.

    GROSS MARGINS

    The following tables set forth, for the indicated periods, gross margin and gross margin percentages by classification:

                                                         THIRTEEN WEEKS            THIRTEEN WEEKS
                                                              ENDED                    ENDED
                                                     -----------------------  ------------------------
                                                     SEPT. 27,    SEPT. 28,    SEPT. 27,    SEPT. 28,
                                                        1997        1996         1997         1996
                                                     ----------  -----------  -----------  -----------
                                                         (IN THOUSANDS)
Computer products..................................  $   50,347      41,844          5.5%         5.9%
Computer services..................................      48,713      26,981         74.2         77.2
Communication products and services................       6,302       4,302         23.9         20.4
                                                     ----------  -----------         ---          ---
  Total............................................  $  105,362      73,127         10.4%         9.5%
                                                     ----------  -----------         ---          ---
                                                     ----------  -----------         ---          ---

                                                      THIRTY-NINE WEEKS       THIRTY-NINE WEEKS
                                                            ENDED                   ENDED
                                                    ---------------------  ------------------------
                                                    SEPT. 27,   SEPT. 28,   SEPT. 27,    SEPT. 28,
                                                       1997       1996        1997         1996
                                                    ----------  ---------  -----------  -----------
                                                       (IN THOUSANDS)
Computer products.................................  $  142,427    116,160         5.5%         5.7%
Computer services.................................     128,571     69,771        74.0         74.8
Communication products and services...............      16,481     12,510        22.2         21.4
                                                    ----------  ---------         ---          ---
  Total...........................................  $  287,479    198,441        10.2%         9.1%
                                                    ----------  ---------         ---          ---
                                                    ----------  ---------         ---          ---

    The increase in the Company's gross margin percentages for the third quarter and first nine months of 1997 versus the same periods in 1996 was primarily a result of the increase in mix of higher-margin computer services versus lower-margin computer products. The decrease in gross margin percentage for computer products resulted primarily from a decrease in the margin percentage on computer product sales through the Company-owned business centers and the independent reseller channel in the third quarter and first nine months of 1997 versus the same periods in 1996. The decrease in gross margin percentage for computer services resulted primarily from an increase in the mix of services to include more lower-margin technology procurement services versus higher-margin support and systems integration services. The increase in gross margin percentage for the communication products and services resulted from an increase in mix of revenues to include more higher-margin long distance and non-product services as compared to lower-margin communications products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the third quarter and first nine months of 1997 increased $25.4 million or 42.3% and $70.3 million or 43.1% over the third quarter and first nine months of 1996, respectively. SG&A as a percent of revenue was 8.5% in the third quarter of 1997 versus 7.8% in the third quarter of 1996, and 8.3% for the first nine months of 1997 versus 7.5% for the first nine months of 1996. The increase in spending and the related increase in SG&A as a percent of revenues for the third quarter of 1997 versus the third quarter of 1996 resulted primarily from the costs of handling the increased computer services and communications revenues. The increase in spending and the related increase in SG&A as a percent of revenues for the first nine months of 1997 versus the first nine months of 1996 resulted primarily from the costs of handling the increased computer services revenues. The Company incurred additional costs during the third quarter and first nine months of 1997 related to integrating the acquisitions completed in the fourth quarter of 1996 and acquisitions completed in the first and second quarters of 1997. The increase in SG&A related to acquisitions was approximately $7.9 million and $17.0 million over the third quarter and first nine months of 1996, respectively.

    INTEREST EXPENSE

    Interest expense for the third quarter and first nine months of 1997 was $7.5 million and $21.7 million, respectively, versus interest expense for the third quarter and first nine months of 1996 of $4.4 million and $14.3 million, respectively. Interest expense increased primarily due to higher average daily borrowings. Average daily borrowings for the third quarter and first nine months of 1997 were $168.8 million and $135.1 million more than the average borrowings for the third quarter and first nine months of 1996, respectively. The weighted average borrowing rate for the third quarter of 1997 increased approximately 37 basis points over the third quarter of 1996 and nine basis points for the first nine months of 1997 versus the first nine months of 1996. The increase in the average daily borrowings resulted primarily from financing an increase in accounts receivable resulting from the increase in revenues, and an increase in inventory levels. The weighted average daily borrowing interest rate increased for the third quarter and first nine months of 1997 primarily due to an increase in LIBOR rates in 1997 versus 1996. (see "Liquidity and Capital Resources").

    NET EARNINGS

    The following tables set forth, for the indicated periods, net earnings by classification and mix of net earnings:

                                                          THIRTEEN WEEKS           THIRTEEN WEEKS
                                                              ENDED                    ENDED
                                                      ----------------------  ------------------------
                                                      SEPT. 27,   SEPT. 28,    SEPT. 27,    SEPT. 28,
                                                        1997        1996         1997         1996
                                                      ---------  -----------  -----------  -----------
                                                          (IN THOUSANDS)
Computer products...................................  $   2,883       2,105         39.8%        41.8%
Computer services...................................      3,401       2,507         47.1         49.7
Communication products and services.................        945         429         13.1          8.5
                                                      ---------       -----        -----        -----
  Total.............................................  $   7,229       5,041        100.0%       100.0%
                                                      ---------       -----        -----        -----
                                                      ---------       -----        -----        -----

                                                        THIRTY-NINE WEEKS        THIRTY-NINE WEEKS
                                                              ENDED                    ENDED
                                                      ----------------------  ------------------------
                                                      SEPT. 27,   SEPT. 28,    SEPT. 27,    SEPT. 28,
                                                        1997        1996         1997         1996
                                                      ---------  -----------  -----------  -----------
                                                          (IN THOUSANDS)
Computer products...................................  $   7,829       6,207         40.8%        49.8%
Computer services...................................      9,028       5,303         47.1         42.6
Communication products and services.................      2,326         945         12.1          7.6
                                                      ---------  -----------       -----        -----
  Total.............................................  $  19,183      12,455        100.0%       100.0%
                                                      ---------  -----------       -----        -----
                                                      ---------  -----------       -----        -----

    Net earnings for the quarter ending September 27, 1997 increased 43.3% to $7.2 million compared with net earnings of $5.0 million for the third quarter of 1996. Net earnings per share for the third quarter of 1997 increased to $.55 per fully diluted share from the $.43 per fully diluted share reported for the same period in 1996. Net earnings for the first nine months of 1997 increased 54.0% to $19.2 million compared with net earnings of $12.5 million for the first nine months of 1996. Net earnings per share increased to $1.49 per fully diluted share from the $1.14 per fully diluted share reported for the same period in 1996. This increase resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through an inventory and working capital financing agreement of $550.0 million (increased from $350.0 million as of June 27, 1997), convertible subordinated debentures of $55.25 million, and a revolving credit facility of $40.0 million. (See Part II, Item 5 with respect to recent sales of common stock and convertible subordinated debentures)

    The $550.0 million facility, which is provided by IBM Credit Corp. can be used by the Company at its discretion, subject to a borrowing base, for its working capital needs and inventory purchases. The inventory and working capital financing agreement was amended in 1997 and expires June 29, 1998. On September 27, 1997, $288.2 million was outstanding under the inventory and working capital financing agreement. Of this amount, $239.7 million was related to non-interest bearing trade accounts payable. The balance of $48.5 million was related to working capital with an interest rate of 7.4% based on three-month LIBOR. This inventory and working capital financing agreement is secured by inventory and other assets.

    The $55.25 million 6% convertible subordinated debentures were issued in June 1996 and are due June 15, 2006. The debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances, beginning on September 19, 1996. The debentures are not redeemable by the Company prior to June 16, 2000 and, thereafter, the Company may redeem the debentures at various premiums to principal amount. The debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The $40.0 million revolving credit facility agreement expires in February 1998. On September 27, 1997, $40.0 million was outstanding under the revolving credit facility and the interest rate was 7.0% based on three-month LIBOR. The revolving credit facility is secured by inventory and other assets.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness and restrictions on the amount of net loss the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. The amount of retained earnings on September 27, 1997 not restricted as to payments of cash dividends under the most restrictive covenants in such agreements was approximately $79.3 million. The Company was in compliance with the covenants contained in the agreements on September 27, 1997.

    Long-term debt was 20.5% of total long-term debt and equity at September 27, 1997 versus 26.8% at September 28, 1996. The decrease was primarily a result of the payment of $23.7 million of private placement notes (of which $6.8 million were classified as long-term debt on September 28, 1996) which were previously held by unaffiliated insurance companies, an increase in equity due to earnings, and the issuance of additional shares of common stock.

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On September 27, 1997, $46.4 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On September 27, 1997, the interest rate was 6.05%.

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

    During the first nine months of 1997, the Company used $2.0 million of cash in operations. Inventory increased by $88.1 million during the first nine months with the increase being offset by an increase in accounts payable of $113.7 million. Accounts receivable also increased $71.3 million during the first nine months of 1997. Inventory increased during the first nine months of 1997 as a result of the Company taking advantage of certain major manufacturers inventory incentive programs. Accounts payable increased as a result of the increase in inventory levels and the Company taking advantage of extended accounts payable payment terms with certain major manufacturers. Accounts receivable increased during the first nine months primarily as a result of the increase in revenues for the first nine months of 1997.

    The Company used $51.0 million in cash for investing activities in the first nine months of 1997. Cash of $41.1 million was used to purchase fixtures and equipment and cash of $7.6 million was used for business combinations.

    Net cash provided from financing activities for the first nine months of 1997 totaled $49.0 million, of which $100.0 million was provided from the sale of accounts receivable. The financing proceeds were used to reduce short term borrowings of $52.3 million.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing at November 4, 1997 will be sufficient to meet working capital and capital investment needs for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per share" which revises the calculation and presentation provisions of Accounting Principals Board opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 28, 1997. Retroactive application will be required. The Company believes the adoption of Statement 128 will not have a significant effect on its reported earnings per share.

                         INACOM CORP. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On November 4, 1997, the Company completed the sale of 3,000,000 shares of common stock in an underwritten public offering at a price of $32.75 per share. On the same date, the Company completed the sale of $75 million of convertible subordinated debentures due November 1, 2004, more fully described below. The net proceeds to the Company from the sale of the common stock and the debentures were approximately $165,675,000. The underwriters in the public offering have an overallotment option, exercisable within thirty days of October 29, 1997, to purchase an additional 450,000 shares of common stock and an additional $11,250,000 of convertible subordinated debentures.

    The $75,000,000 4.5% convertible subordinated debentures were issued on November 4, 1997 and are due November 1, 2004. The debentures are convertible into common stock of the Company at a conversion price of $39.63 per share, subject to adjustments under certain circumstances. The debentures are not redeemable by the Company prior to November 1, 2001 and, thereafter, the Company may redeem the debentures at various premiums to principal amount. The debentures may also be redeemed at the option of the holder if there is a Change-of-Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibit

 12    Statement re: Ratio of Earnings to Fixed Charges

b)  Reports on Form 8-K

    The Company filed a current report on Form 8-K dated November 4, 1997 reporting the sale of common stock and convertible subordinated debentures described at Item 5 above.

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

Dated this 11th day of November, 1997.