Form 10-K
period 1997-12-27
INACOM CORP
filed 1998-03-26
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 27, 1997 or

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

                   NAME OF EXCHANGE
 TITLE OF EACH         ON WHICH
     CLASS            REGISTERED
----------------  ------------------
 Common Stock,      New York Stock
 $.10 Par Value        Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 25, 1998 as reported on New York Stock Exchange (NYSE), was approximately $432,000,000.

    At March 25, 1998 there were outstanding 15,335,963 common shares of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PAGE 1 OF 42
                           INDEX TO EXHIBITS, PAGE 41

                                     PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS.

    InaCom Corp., a Delaware corporation ("Inacom" or the "Company"), is a leading single-source provider of information technology products and technology management services designed to enhance the productivity of information systems primarily for Fortune 1000 clients. The Company offers a comprehensive range of integrated life cycle services to manage the entire technology life cycle including: (1) technology planning, (2) technology procurement, (3) technology integration, (4) technology support, and (5) technology management. Inacom's expertise includes the integration of voice and data communications. Inacom sells its products and services through a marketing network of 51 Company-owned business centers (at December 27, 1997) throughout the United States that focus on serving large corporations. The Company also has a network of approximately 1,000 value-added resellers (at December 27, 1997) that typically have a regional, industry, or specific product focus. The Company has international affiliations in Europe, Asia, Central and South America, the Caribbean, Middle East, Africa, Canada, and Mexico to satisfy the technology management needs of its multinational clients.

    Inacom's expertise in procurement, configuration, and delivery of personal computers, peripherals and software from a wide range of major vendors enables the Company to customize information systems to meet specific client needs. In addition, Inacom provides its clients with numerous benefits including in-depth product knowledge and experience, competitive pricing from its purchasing arrangements, and a wide array of services supporting client needs on an on-going basis.

HISTORY AND STRATEGY

    The Company has been providing information technology products and technology management services since 1982, and communications products and services since 1987. The Company was established as a division of Valmont Industries, Inc. ("Valmont") in 1982 and became a wholly owned-subsidiary of Valmont in 1985 under the name ValCom, Inc. The Company completed an initial public offering of its common stock in 1987 and changed its name to Inacom Corp. in 1991.

    Inacom's strategy is to grow net earnings and increase economic value added to enhance shareholder value. To achieve these goals, Inacom provides comprehensive solutions to improve the productivity of its clients' information systems. Key elements of the Company strategy are: (1) to leverage client relationships to continue expanding higher-margin services revenues, (2) to capitalize on the trend toward build-to-order/configure-to-order systems, (3) to expand offerings and geographic coverage through strategic acquisitions, and (4) to capitalize on the convergence of data and voice communications.

INTEGRATED LIFE CYCLE SERVICES

    As a single-source provider of technology products and services, the Company strives to help its clients optimize their information technology investments and control ongoing costs throughout the life cycle of the clients' technology systems. The Company combines a process improvement approach along with tools and practices gained by experience and trained personnel to assist its clients in managing the entire life cycle and costs of distributed technology.

    TECHNOLOGY PLANNING. Technology planning services involve assisting clients in designing and developing standardized technology platforms. The services include determining standard hardware technology, application software, operating system software, and networking platforms. The Company assists its clients with the selection and standardization of manufacturer brands (such as IBM, Compaq, Hewlett-Packard, Microsoft, Lotus, and others) and assists its clients in studying the total cost, performance and capabilities of these brands and products.

    Technology planning services performed by the Company also include the development of strategies for deployment of distributed technology systems within its clients' businesses. The Company assists its clients in decisions to lease or purchase, determining replacement cycles and centralizing acquisition processes. To assist clients with technology planning, the Company has developed specific products and programs such as Policy Based Management-TM-, Tactical Enterprise Network Assessment-TM- and Enterprise Technology Blueprint-TM-.

    TECHNOLOGY PROCUREMENT. Technology procurement services generally involve coordinating the technology purchase process, requisitioning technology products, processing, tracking and reporting on the status of orders, customizing hardware and software configurations, direct shipment, and shipment tracking. The demand for cost-effective customized technology systems has driven a significant change in industry procurement methods including the trend toward build-to-order programs. Compaq, IBM and Hewlett-Packard have chosen Inacom for participation in their build-to-order programs. Inacom has invested over $42 million in its state-of-the-art assembly and delivery systems to provide build-to-order capabilities. The facilities are strategically located in Swedesboro, New Jersey, Omaha, Nebraska, and Ontario, California to provide prompt and cost-effective delivery nationwide.

    The Company also focuses its technology procurement services on shortening the delivery time of technology products, improving compliance to standards in its clients' organizations, assisting in negotiating hardware and software agreements on behalf of its clients, and providing other services that minimize its clients' costs. The Company provides certain clients with on-site technical procurement specialists who assist and manage the technology procurement process at client locations nationwide. These procurement specialists are technically oriented and focus on process improvement and operational efficiencies in the procurement process.

    The Company's Inacommerce-TM- and Inacommerce Plus-TM- software provide an easy to use internet-based procurement management system that allows a business client to determine real-time product availability and order status along with a custom configurator to assist the client in designing a technology solution from its desktop computer. The Company's VISION-TM- 2000 software also allows a business client to determine daily product availability, custom configure and order its technology solution. The Company's Direct Express delivery program reduces the number of steps in the procurement process by shipping products directly to the location selected by the business client.

    TECHNOLOGY INTEGRATION. The Company provides technology integration services to its clients in an effort to assist clients in obtaining technology that achieves the clients' business goals. The Company has products and services available to assist, design and support clients' wide area networks (WANs) and local area networks (LANs) and to manage software procurement and license control.

    The Company employs high-end technical systems engineers and systems consultants who perform technology integration services at client locations. These systems engineers and systems consultants, and the project managers who coordinate their activities, are contracted to the client for hourly rates or for fixed-price extended contracts.

    TECHNOLOGY SUPPORT. The Company provides its clients ongoing support in their distributed technology systems primarily in two major areas: "break/fix" hardware maintenance and installation, moves, additions, and changes ("IMACs"). These functions are similar, but differ in the timing and level of service.

    The Company's break/fix hardware maintenance capabilities are supported directly by the Company's help desk operation, HelpCentral-TM-. Centralized break/fix hardware maintenance provides coordination, problem solving, tracking and control of the clients' hardware maintenance needs.

    IMAC distributed support services are managed through various scheduling and reporting tools that are interrelated with the Company's VISTA-TM-, VISION-TM-, Inacommerce-TM-, and Inacommerce Plus-TM-information systems. Additionally, the Company provides distributed support services to its clients by providing on-site technical personnel that may be involved in various support activities, including LAN administration, network monitoring, general deskside support, and some end-user training.

    The Company also offers convergence solutions centered around WAN's, computer and telephone integration, desktop video conferencing, and wireless data communications. These services include specialized support programs, maintenance programs and specialized software. The Company provides communication network services with advanced digital capabilities enabling voice, data and video communications, utilizing AT&T, Frontier and Westinghouse networks. The Company's communications services also include long distance, inbound 800 service, calling cards, and teleconferencing featuring account codes and enhanced billing and customized call reports which allow business clients to restrict and track telecommunications activity.

    TECHNOLOGY MANAGEMENT. The Company provides technology management services that assess the current state and future needs of a client's distributed technology network to maximize the value of the client's investment in its networked systems. The technology management services provided through remote management centers assist clients in the control and reliability of LAN/WAN environments, provide a study of adequate network speed and responsive user services, and monitor the infrastructure and system capabilities to satisfy clients' current and future needs. The Company has developed specific products and programs to assist its clients in the technology management function, including Inacom Network Patrol-TM- and Inacom Network Baseline.-TM-

    The Company has also developed a comprehensive program called Inacom Asset Advantage-TM- that contains tools and process improvement techniques to assist its clients' in the inventorying, tracking and controlling of distributed technology assets. This program helps clients meet financial, risk management, custodial, warranty, maintenance, service, and refreshment objectives. The products, including Inacom Asset Roll-Call-TM-, can be integrated with HelpCentral-TM- and also integrated with the other life cycle products and programs to help lower the total ownership cost of clients' technology. Additionally, the Company's Computer Resources International and Boston Computer Exchange business units provide customized asset registry, asset tracking services and disposal services to its clients.

PRODUCTS AND VENDORS

    Computer products include microcomputers, workstations, servers, monitors, printers, and operating systems software. The Company currently distributes computer products from such leading vendors as Compaq, IBM, Hewlett-Packard, Toshiba, Lexmark, Novell, Microsoft, Oracle, 3Com, SynOptics, Cisco, Intel, and Network General. Compaq, IBM and Hewlett-Packard, collectively, represented approximately 63% and 65% of the Company's net revenues in fiscal 1997 and 1996, respectively.

    Communications products and services include phone systems, voice mail, voice processing, data network equipment, multiple small office-home office offerings, and maintenance. The Company also offers network services including long distance, 800 service, calling cards, wide area value-added data networking, video conferencing, and cellular communications. The products of Lucent Technologies and the services of AT&T constitute approximately 85% of the voice and data systems sold by the Company.

    The Company has negotiated purchase arrangements, including price, delivery, training, and support, directly with most major vendors. The Company's agreements with its vendors are generally on a non-exclusive basis and may be terminated by the vendors on notice typically ranging from 30 to 90 days.

    The agreements with vendors generally contain provisions with respect to product cost, price protection, returns, and product allocations; the Company is entitled to price protection with all major vendors on eligible products in the Company's inventory in the event of vendor price reductions. Certain vendors also sponsor payment programs with several financial service organizations to facilitate product sales through the business centers. In addition, the Company's primary vendors provide various incentives for promoting and marketing their products which typically range from 1% to 5% of purchases. The three major forms of vendor incentives received by the Company are co-operative funds, market development funds and vendor rebates. Co-operative funds are earned based upon the sale of the vendor's products and generally must be utilized to offset the costs associated with advertising and promotion pursuant to programs established by the respective vendor. Market development funds are earned based upon the Company's purchases from the vendor and generally must be used for market development activities approved by the respective vendor. Vendor rebates are based upon the Company's attaining purchase volume targets established with the vendor. Rebates generally can be used at the Company's discretion.

MARKETING NETWORK

    At December 27, 1997, computer products and services were sold through a marketing network of approximately 1,000 business centers located throughout the United States, of which 51 are Company-owned. Communications products and services are provided through a network of 14 direct sales offices and contractual relationships with approximately 240 dealers. The Company has international affiliations in Europe, Asia, Central and South America, the Caribbean, Middle East, Africa, Canada, and Mexico to satisfy the technology management needs of its multinational clients.

    The Company's direct sales force in the Company-owned business centers enables the Company to establish relationships with major corporate clients for purposes of marketing the Company's technology management services.

INTERNATIONAL CAPABILITIES AND FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS
  AND EXPORT SALES

    The Company has no foreign locations or material export sales. To satisfy the technology management service needs of its multinational clients, InaCom International, a subsidiary of the Company, has international affiliations in Europe, Asia, Central and South America, the Caribbean, Middle East, Africa, Canada, and Mexico. International Computer Group (ICG) Paris, an affiliation of leading independent organizations in various countries, provides pc-related products and services to international corporate clients. Inacom's capabilities in international project management and local resources of the affiliated members allow Inacom to serve the global needs of its multinational clients' information technology projects. Inacom Latin America, an Inacom subsidiary, provides international logistics and configuration services in Mexico, the Caribbean, and Central and South America.

SEASONAL FACTORS IN BUSINESS

    The fourth quarter of the Company's fiscal year generally produces higher revenues, due principally to year-end purchases made by business customers.

CLIENTS

    Inacom believes its client base of large and medium-sized businesses is most likely to benefit from the cost savings obtainable through the technology management services offered by the Company. Inacom is not dependent for a material part of its business upon a single or a few clients and the loss of any one client would not have a material adverse effect on the Company's business.

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

GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws and regulations affecting businesses generally such as laws and regulations concerning employment, workplace safety and protection of the environment. The Company is also subject to federal and state laws regulating franchise relationships which generally impose registration and/or disclosure requirements on the Company in the offer and sale of franchises and also regulate related advertisements. The Company believes it is in substantial compliance with all such laws and regulations.

COMPETITION

    All aspects of the technology management services industry are highly competitive. The technology management industry continues to experience a significant amount of consolidation. In the future Inacom may face fewer but larger and better financed competitors as a consequence of such consolidation. The Company's marketing network competes for potential clients, including national accounts, with numerous resellers and distributors. Several computer manufacturers have expanded their channels of distribution, pricing and product positioning and compete with the Company's marketing network for potential clients. Other competitors operate mail-order or discount stores offering clones of major vendor products. The Company also competes with other computer technology providers in the recruitment and retention of franchisees and independently-owned resellers. The Company competes in the computer services industry with a large number of service providers, including IBM through its Global Services division, Andersen Consulting, CompuCom, EDS, ENTEX, GE Capital Technology Management Service, IKON Offices Solutions, and Vanstar. Competition in communication products and services is also intense, and includes entities which are also significant vendors to the Company, such as Lucent Technologies and AT&T. Certain competitors and manufacturers are substantially larger than the Company and have greater financial, technical, service, and marketing resources. The Company's marketing network competes primarily on the basis of professionalism and client contact, quality of product line, availability of products, service, after-sale support, price, and quality of end-user training.

EMPLOYEES

    At December 27, 1997, the number of employees was approximately 4,200. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

BACKLOG

    The backlog of orders for products distributed by the Company was $47.5 million at the close of the 1997 fiscal year compared to $59.3 million at the close of the 1996 fiscal year and $35.5 million at the close of the 1995 fiscal year. Such orders are not necessarily firm since large customers may place orders with several computer resellers and accept products from the first computer reseller to provide delivery.

                            CERTAIN BUSINESS FACTORS

    THIS REPORT, INCLUDING DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INACOM THAT ARE BASED ON THE BELIEFS OF INACOM MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO INACOM MANAGEMENT. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF INACOM WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISK FACTORS DESCRIBED IN THIS REPORT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS BELIEVED, ESTIMATED OR EXPECTED.

DEPENDENCE UPON KEY VENDORS

    Inacom's business is dependent in large measure upon its relationship with key vendors. Inacom derives 63.6% of its computer products revenue from Compaq, IBM and Hewlett-Packard products, and approximately 85% of its communications products and services revenues from Lucent Technologies and AT&T. Inacom's agreements with these vendors are on a non-exclusive basis and may be terminated by the vendors on notice typically ranging from 30 to 90 days. Inacom's business relationships with the key vendors are good but a material adverse effect on Inacom's business would occur if a supply agreement with a key vendor is materially revised, is not renewed or is terminated, key computer vendors materially decreased marketing development funds paid to Inacom, or the supply of products were insufficient or interrupted.

IMPACT OF VENDOR INCENTIVE FUNDS

    The key vendors of Inacom provide various incentives for promoting and marketing their product offerings. Funds or credits received by Inacom are based either on the sales of the vendor's products through the independent reseller and Inacom-owned channels, or on Inacom's purchases from the respective vendor. The three major forms of vendor incentives received by Inacom are co-operative funds, market development funds and vendor rebates. The funds or credits are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. These funds or credits from Inacom's primary vendors typically range from 1% to 5% of purchases by Inacom. A material decrease in the level of vendor incentive funding or credits would have a material adverse effect on Inacom's business.

INVENTORY MANAGEMENT RISKS

    The personal computer industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. These factors can place inventory at considerable valuation risk. Inacom's information technology suppliers generally provide price protection intended to reduce the risk of inventory devaluation. However, many of these suppliers have announced plans to reduce the number of days for which they will provide price protection. If the suppliers do not continue current price protection policies or if there are unforeseen product developments, Inacom's business could be materially adversely affected.

BUILD-TO-ORDER DELIVERY MODEL

    Inacom is participating in "build-to-order" programs of Compaq, IBM and Hewlett-Packard. Inacom performs the final assembly of computer products after a customer order is received. The build-to-order program reduces Inacom's inventory requirements, improves margins and increases market share. The potential disadvantages of the build-to-order program include a decrease in the number of days of price protection available from manufacturers; and meeting manufacturers' strict qualification standards for final assembly of computer products.

    The failure of Inacom to meet the manufacturer qualification standards, or the inability of Inacom to manage its inventory to levels to meet client demands and within the manufacturer's price protection limits, could have a material adverse effect on Inacom's business.

DEPENDENCE UPON KEY MANAGEMENT AND TECHNICAL PERSONNEL

    Inacom depends heavily on its senior management team. Further, Inacom faces intense competition in attracting and retaining qualified technical personnel, including systems engineers and communications specialists. Inacom's strategy for growth in the sale of computer services and communication services depends on its ability to attract and retain qualified technical personnel, including systems engineers and communications specialists. The failure to recruit and retain senior management and technical personnel could have a material adverse effect on Inacom's business.

MANAGEMENT OF EXPANDING OPERATIONS AND INCREASED SERVICE FOCUS

    The Company's growth resulting from expanding operations and its increased focus on the complete life cycle technological needs of its business clients places significant demands on the Company's management, operational and technical resources. Such growth and increased life cycle service focus are expected to continue to challenge the Company's sales, marketing, technical, and support personnel and senior management. The failure to effectively manage its growth and the increased focus on life cycle services could have a material adverse effect on Inacom's business.

FUNDING REQUIREMENTS; INTEREST RATE SENSITIVITY

    Inacom borrows a significant amount of working capital to purchase inventory and to finance accounts receivable. Inacom borrows working capital through an inventory and working-capital financing agreement and a revolving credit facility. Inacom has also raised capital through the public sale of debentures. Inacom's working-capital financing is subject to: interest rate increases because much of the borrowing bears a floating interest rate; and uncertainty because there is no assurance that future borrowing will be available in amounts and on terms acceptable to Inacom.

RISK OF FINANCIAL LEVERAGE

    The Company's business requires significant working capital and the primary sources of such working capital are provided through an inventory and working-capital financing agreement, a revolving credit facility and the public sale of debentures. Inacom's substantial level of debt may impair Inacom's ability to obtain other financing in the future, requires a substantial portion of Inacom's cash flow from operations to pay principal and interest on its indebtedness, and may make Inacom more vulnerable to economic downturns and limit its ability to withstand competitive pressures. Inacom's ability to meet its debt service obligations or to refinance its indebtedness depends on its financial and operating performance, which is subject to prevailing economic conditions and to financial, business and other factors beyond its control.

COMPETITION

    The technology management services industry is highly competitive and continues to experience a significant amount of consolidation. In the future, Inacom may face fewer but larger and better financed competitors as a consequence of such consolidation. Inacom competes for potential clients, including national accounts, with numerous resellers, distributors and service providers. Several computer manufacturers have expanded their channels of delivery, pricing and product positioning and compete with Inacom's marketing network for potential clients. Other competitors operate mail-order or discount stores offering clones of major vendor products. Inacom also competes with computer technology providers in the recruitment and retention of franchisees and independently-owned resellers. Inacom competes in the computer services division with a large number of service providers, including IBM through its Global

Services division, Andersen Consulting, EDS, CompuCom Systems, ENTEX, GE Capital Technology Management Services, IKON Office Solutions, and Vanstar Corp. Inacom faces intense competition in the communications products and services industry including competition from its key vendors, Lucent Technologies and AT&T.

ACQUISITIONS

    Inacom acquires businesses and enters into strategic relationships with resellers in selected geographic markets and service areas. Acquisitions involve a number of special risks, including integrating acquired businesses into Inacom's operation, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions, and financial impact of goodwill amortization. Inacom intends to issue common stock to consummate some acquisitions which will cause dilution to current stockholders.

DEPENDENCE ON INFORMATION SYSTEMS

    The Company depends on a variety of information systems to provide it with a competitive advantage. A failure of Inacom's proprietary procurement and delivery systems or any of its other information systems could prevent Inacom from taking orders and/or shipping product and prevent clients from accessing product availability information from Inacom. Such failure could also prevent Inacom from determining appropriate product processing or the adequacy of inventory levels, and prevent Inacom from reacting to rapidly changing market conditions.

YEAR 2000 ISSUES

    Many computer systems and software programs, including several used by the Company require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant. The Company began preparing its computer-based systems in 1996 and is in the final stages of implementing the required changes to make the systems year 2000 compliant. All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors and suppliers that a majority of their products are year 2000 compliant, can be upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

GROSS MARGIN RISK

    Gross margins on computer product sales declined over the past several years because of computer product price reductions and intense competition. Gross margins for computer services and communications services may also decline as competition intensifies. Inacom has responded by reducing operating expenses as a percentage of revenue and by focusing on sales of higher-margin computer services and communication services. A material decrease in the gross margin for computer services and communication services or a failure by Inacom to successfully maintain reduction of operating expenses as a percentage of revenue could have a material adverse effect on Inacom's business.

ITEM 2.  PROPERTIES.

    The Company leases its principal executive and administrative offices in Omaha, Nebraska, including approximately 102,000 square feet under a lease expiring in July 2012 and approximately an additional 115,000 square feet under a lease expiring in March 2007.

    The Company leases distribution and configuration facilities in Omaha, Nebraska, including approximately 128,000 square feet under a lease expiring in May 2003 and approximately an additional 65,000 square feet under a lease expiring in March 2007; a distribution and configuration facility in Swedesboro, New Jersey, with approximately 203,000 square feet under a lease expiring in April 2007 and a distribution and configuration facility in Ontario, California, with approximately 179,000 square feet under a lease expiring in July 2006. These facilities serve as the distribution and configuration points for the Company.

    The land and buildings for all other Company-owned business centers and warehouse facilities are also leased. Most of these leases are operating leases, under which the Company pays maintenance, insurance, repairs, and utility costs. Average terms of these leases are one to five years with options to renew or terminate.

ITEM 3.  PENDING LEGAL PROCEEDINGS.

    The Company is involved in a limited number of legal actions arising in the ordinary course of business, the result of none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of March 2, 1998 are listed below in order of their length of service to the Company, together with their ages and all Company positions and offices held by them.

         NAME                AGE                              POSITION
-----------------------      ---      ---------------------------------------------------------
Bill L. Fairfield......          51   President, Chief Executive Officer and Director

David C. Guenthner.....          48   Executive Vice President and Chief Financial Officer

Michael A. Steffan.....          46   President, Distribution and Operations and Secretary

Cris Freiwald........ .          43   President and General Manager, International Division

Leon Kerkman...........          38   Vice President and Corporate Controller

Robert A. Schultz......          55   Group Executive, Information Systems Group

Larry Fazzini..........          50   Senior Vice President, Corporate Resources

George DeSola..........          51   Group Executive, Technology Services Group and President,
                                       Inacom Communications

Jeff Hartigan..........          55   Chief Information Officer

Steven Ross............          40   President, Reseller Division and Corporate Marketing

Paul Kellenberger......          37   Vice President, Planning and Business Development

    Except as set forth below, all of the officers have been associated with the Company in their present position or other capacities for more than the past five years.

    BILL L. FAIRFIELD has been President, Chief Operating Officer and a Director of the Company since March 1985. He was named Chief Executive Officer in September 1987. Mr. Fairfield serves as a director of Buckle, Inc., Sitel Corporation, and International Computer Group (ICG) Paris.

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

    LEON KERKMAN was named Vice President and Corporate Controller in June 1993. Prior to June 1993, Mr. Kerkman was Corporate Controller, a position he has held since he joined the Company in 1989.

    ROBERT A. SCHULTZ was named Group Executive of the Information Systems Group in December 1996. Prior to December 1996, Mr. Schultz was the President and General Manager of Direct Operations, a position he has held since April 1994, and the President and General Manager of Client Service Division, a position he had held from January 1993 to December 1996.

    LARRY FAZZINI was named Senior Vice President of Corporate Resources in September 1997. Prior to September 1997, Mr. Fazzini was the Vice President of Corporate Resources, a position he has held since February 1993 when he joined the Company. Prior to February 1993, Mr. Fazzini was the Director of Human Resources for Sears Business Centers, Inc., a distributor of information technology products and services.

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

    JEFF HARTIGAN was named Chief Information Officer in May 1995 when he joined the Company. Prior to May 1995, Mr. Hartigan was Vice President of Information Services at Northern Telecommunications Inc. (NORTEL), a telecommunications company.

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

    PAUL KELLENBERGER was named Vice President of Planning and Business Development in March 1997 when he joined the Company. Mr. Kellenberger was the Vice President of Worldwide Channels Computer Group from January 1995 to February 1997 and the General Manager, Canada from February 1994 to December 1994 at Motorola Inc. Prior to February 1994, Mr. Kellenberger was the Director of Marketing, Canada for Digital Equipment Company, an information technology products company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

    In December 1997, the Company acquired Computer Biz Inc., a California corporation ("Computer Biz"), and issued 250,000 shares of Common Stock to the shareholders of Computer Biz as part of the acquisition consideration. The sale of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

    Additional information required for Item 5 is included with the information set forth under Item 8 below.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                                --------------------------------------------------------------------
                                                    1997          1996          1995          1994          1993
                                                ------------  ------------  ------------  ------------  ------------
Income statement data:
  Revenue.....................................  $  3,896,302  $  3,102,055  $  2,200,344  $  1,800,539  $  1,545,227
  Earnings (loss) before income taxes.........        49,871        31,719        19,833       (3,749)        19,693
  Net earnings (loss).........................        29,456        18,733        11,707       (2,256)        11,975
  Earnings (loss) per Share (1)
    --basic...................................          2.48          1.80          1.17        (0.22)          1.27
    --diluted.................................          2.17          1.66          1.16        (0.22)          1.25
  Cash dividends per share....................  $          0  $          0  $          0  $          0  $          0
Balance sheet data:
  Working capital.............................  $    257,986  $    100,303  $     90,940  $     78,759  $     67,936
  Total assets................................       960,539       847,600       624,238       519,875       456,894
  Long-term debt..............................       141,500        55,250        23,667        30,333        20,000
  Stockholders' equity........................  $    325,216  $    176,830  $    148,775  $    135,590  $    136,491
Statistical information:
  Revenue change versus prior year............          25.6%         41.0%         22.2%         16.5%         52.3%
  Earnings change versus prior year...........          57.2%         60.0%        618.9%      (118.8)%         11.6%
  Earnings (loss) as a percent of beginning
    equity....................................          16.7%         12.6%          8.6%        (1.7)%         11.8%
  Selling, general and administrative expenses
    as a percent of gross margin..............          80.3%         81.6%         83.1%         95.1%         83.3%
  Revenue per dollar of assets employed.......  $       4.06  $       3.66  $       3.52  $       3.46  $       3.38
  Current ratio...............................        1.53:1        1.16:1        1.20:1        1.22:1        1.23:1
  Long-term debt as a percent of long-term
    debt and equity...........................          30.3%         23.8%         13.7%         18.3%         12.8%
OTHER INFORMATION:
  Book value per share                          $      21.94  $      16.30  $      14.85  $      13.75  $      13.92
  Common stock market prices:
    High......................................  $      40.13  $      39.25  $      15.25  $      21.00  $      25.50
    Low.......................................  $      20.00  $      13.25  $       7.00  $       6.87  $      12.75
  Approximate number of shareholders..........         6,400         5,300         4,300         4,150         3,800
  Weighted average shares outstanding
    --basic...................................        11,900        10,400        10,000        10,000         9,500
    --diluted.................................        14,600        11,900        10,100        10,000         9,600
  Number of employees at end of year..........         4,227         2,874         2,196         1,884         1,883
  Revenue dollars per employee based on end of
    year employment...........................  $        922  $      1,080  $      1,002  $        956  $        821

------------------------

(1) Net earnings per share and weighted average shares outstanding are calculated pursant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which was issued in February 1997, accordingly, prior periods have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenues, gross margins, and net earnings and the mix of revenues, gross margin, and net earnings of the Company segmented by the three main classifications.

                                                                  SUMMARY OF OPERATING RESULTS
                                                                   FISCAL YEAR ENDED DECEMBER
                                         -------------------------------------------------------------------------------
                                             1997        1996(1)         1995         1997        1996(1)       1995
                                         ------------  ------------  ------------  -----------  -----------  -----------
                                                  (AMOUNTS IN THOUSANDS)
Revenues:
  Computer products....................  $  3,547,732  $  2,885,019  $  2,047,215       91.1%        93.0%        93.1%
  Computer services....................       247,243       136,888        95,476        6.3          4.4          4.3
  Communication products and
    services...........................       101,327        80,148        57,653        2.6          2.6          2.6
                                         ------------  ------------  ------------      -----        -----        -----
    Total..............................  $  3,896,302  $  3,102,055  $  2,200,344      100.0%       100.0%       100.0%
                                         ------------  ------------  ------------      -----        -----        -----
                                         ------------  ------------  ------------      -----        -----        -----
Gross Margin:
  Computer products....................  $    192,946  $    162,651  $    122,386       48.1%        57.4%        60.1%
  Computer services....................       185,932       103,228        67,599       46.4         36.4         33.2
  Communication products and
    services...........................        22,235        17,480        13,821        5.5          6.2          6.7
                                         ------------  ------------  ------------      -----        -----        -----
    Total..............................  $    401,113  $    283,359  $    203,806      100.0%       100.0%       100.0%
                                         ------------  ------------  ------------      -----        -----        -----
                                         ------------  ------------  ------------      -----        -----        -----
Net Earnings:
  Computer products....................  $     10,747  $      9,703  $      5,418       36.5%        51.8%        46.3%
  Computer services....................        15,506         7,381         5,272       52.6         39.4         45.0
  Communication products and
    services...........................         3,203         1,649         1,017       10.9          8.8          8.7
                                         ------------  ------------  ------------      -----        -----        -----
    Total..............................  $     29,456  $     18,733  $     11,707      100.0%       100.0%       100.0%
                                         ------------  ------------  ------------      -----        -----        -----
                                         ------------  ------------  ------------      -----        -----        -----

------------------------

(1) Net earnings include the impact of non-recurring charges of $991,000 in the fourth quarter of 1996.

    The following table sets forth, for the indicated periods, the gross margin percentage of the three main classifications and the consolidated gross margin percentage of the Company.

                                                                             FISCAL YEAR ENDED DECEMBER
                                                                        -------------------------------------
                                                                           1997         1996         1995
                                                                        -----------  -----------  -----------
Gross Margin:
  Computer products...................................................        5.4%         5.6%         6.0%
  Computer services...................................................       75.2         75.4         70.8
  Communication products and services.................................       21.9         21.8         24.0
Consolidated gross margin.............................................       10.3%         9.1%         9.3%

                             1997 COMPARED TO 1996

REVENUES

    Revenues for 1997 increased $794.2 million or 25.6% to $3.9 billion when comparing the fiscal year ended December 27, 1997 with the fiscal year ended December 28, 1996. Revenue growth resulted from an increase in all revenue components. Computer product sales increased $662.7 million or 23.0% over 1996, revenues from computer services increased $110.4 million or 80.6% over 1996, and revenues from communication products and services increased $21.2 million or 26.4% over 1996.

    Computer product revenues increased primarily as a result of an increase in products shipped directly to the end-user client, overall industry growth, and the acquisitions completed by the Company-owned business centers. The increase in computer product revenues related to the acquisitions was approximately $87.4 million for 1997. The increase in computer product sales resulted from an increase in sales through the Company-owned business centers ($411.2 million or 33.0% over 1996) and through an increase in sales through the independent reseller channel ($164.3 million or 9.8% over 1996).

    Revenues from computer services increased as a result of increased sales efforts for such service offerings, the inclusion of these services with increasing computer product sales, and the recent acquisitions completed by the Company. The increase in computer services sales resulted primarily from an increase in sales through the Company-owned business centers ($65.2 million or 64.5% over 1996). The increase in computer services revenues related to acquisitions was approximately $32.4 million for 1997. Revenues from communication products and services increased as a result of broad based growth from the communications product and service offerings.

GROSS MARGINS

    The increase in the Company's gross margin percentage for 1997 was primarily a result of the increase in the mix of higher-margin computer services versus lower-margin computer products. The decrease in the gross margin percentage for computer products resulted primarily from a decrease in the margin percentage on computer product sales through the Company-owned business centers and the independent reseller channel in 1997. The decrease in gross margin percentage for computer services resulted primarily from an increase in the mix of services to include more rapid growth in lower-margin technology procurement than higher-margin support and systems integration services. The increase in gross margin percentage for the communication products and services resulted from an increase in mix of revenues which included more higher-margin long distance and non-product services as compared to the lower-margin communications product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $90.9 million or 39.4% in 1997. SG&A as a percent of revenue was 8.3% in 1997 versus 7.5% in 1996. The increase in spending and the related increase in SG&A as a percent of revenues resulted primarily from the costs of handling the increased computer services revenues. The Company also incurred additional costs during the year related to integrating the current year's acquisitions. The increase in SG&A related to acquisitions was approximately $23.9 million in 1997.

INTEREST EXPENSE

    Interest expense for 1997 increased by $8.6 million to $29.0 million. Interest expense increased primarily due to higher average daily borrowings. Average daily borrowings for 1997 were $122.0 million more than the average borrowings during 1996. The average daily borrowing interest rate decreased approximately 26 basis points from 1996. The increase in the average daily borrowings resulted primarily from financing additional accounts receivable resulting from an increase in revenues, and an increase in inventory levels. The decrease in the average daily borrowing interest rate resulted from the Company selling an additional $100 million of accounts receivable in January 1997 for a total of $200 million in accounts receivable financing an asset securitization program, and the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997 (see "Liquidity and Capital Resources").

NET EARNINGS

    Net earnings for 1997 increased 57.2% to $29.5 million compared with net earnings of $18.7 million, which included non-recurring charges of $991,000, for 1996. Share earnings increased to $2.17 per diluted share from the $1.66 per diluted share, which includes non-recurring charges of $0.07 per diluted share, reported for 1996. The increase resulted from the factors discussed above.

                             1996 COMPARED TO 1995

REVENUE

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

GROSS MARGINS

    The decrease in the Company's gross margin percentage for 1996 was primarily a result of the decrease in the gross margin percentage on computer products, which resulted primarily from a greater proportion of lower-margin independent reseller channel sales in 1996 versus higher-margin computer product sales in the Company-owned business centers.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A expenses increased $61.9 million or 36.6% in 1996. SG&A as a percent of revenue was 7.5% in 1996 versus 7.7% in 1995. Excluding the impact of non-recurring charges recognized in the fourth quarter of 1996, SG&A expenses increased $60.2 million or 35.6% in 1996. SG&A as a percent of revenue, excluding the impact of the non-recurring charges recognized in the fourth quarter of 1996, was 7.4% in 1996 versus 7.7% in 1995.

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

INTEREST EXPENSE

    Interest expense for 1996 increased by $5.8 million to $20.4 million. Interest expense increased due to higher average daily borrowings. Average daily borrowings for 1996 were $114.4 million more than the average borrowings during 1995. The average daily borrowing interest rate decreased approximately 0.8 percentage points from 1995. The increase in the average daily borrowings resulted from the Company's decision in the first quarter of 1996 to take advantage of early pay discounts offered by some of the Company's major vendors as well as an increase in accounts receivable and inventory. The increase in accounts receivable is a result of an increase in sales. The decrease in the average daily borrowing interest rate resulted from the Company selling $100 million of accounts receivable in June 1995 and the issuance of $55.25 million of 6% convertible subordinated debentures in June 1996 (see "Liquidity and Capital Resources").

NET EARNINGS

    Net earnings for 1996 increased 60% to $18.7 million, which includes non-recurring charges of $991,000, compared with net earnings of $11.7 million for 1995. Share earnings increased to $1.66 per diluted share, which includes non-recurring charges of $0.07 per diluted share, from the $1.16 per diluted share reported for 1995. The increase resulted from the factors discussed above.

BUSINESS COMBINATION AND NON-RECURRING CHARGES

    In December 1996, the Company effected two business combinations accounted for as poolings of interest transactions. The overall impact of the combinations with relation to the financial statements taken as a whole are not material and thus prior periods for the Company have not been restated to reflect the business combinations. The Company recognized a non-recurring charge of $991 thousand to net earnings related to the business combinations during the fourth quarter of 1996. The effect of the immaterial poolings was to increase stockholders' equity by approximately $643,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through an inventory and working-capital financing agreement of $550.0 million (increased from $350.0 million as of June 27, 1997), convertible subordinated debentures of $141.5 million, and a revolving credit facility of $40.0 million.

    The $550.0 million facility provided by IBM Credit Corp. can be used by the Company at its discretion, subject to a borrowing base, for its working-capital needs and IBM Corp. inventory purchases. The inventory and working-capital financing agreement expires June 29, 1998. On December 27, 1997, $167.6 million was outstanding under the inventory and working-capital financing agreement, of which the entire balance was related to non-interest bearing trade accounts payable. There were no outstanding balances related to the interest-bearing working-capital portion of the agreement, however, the interest rate would have been 7.6% based on three-month LIBOR. This inventory and working-capital financing agreement is secured by inventory and other assets.

    The $141.5 million of convertible subordinated debentures consist of $86.25 million of 4.5% convertible subordinated debentures issued in November 1997 and $55.25 million of 6% convertible subordinated debentures issued in June 1996. The $86.25 million of 4.5% convertible subordinated debentures are due November 1, 2004 and are convertible into common stock of the Company at a conversion rate of 25.235 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $39.63 per share), subject to adjustments under certain circumstances. The 1997 debentures are not redeemable by the Company prior to November 1, 2001 and thereafter the Company may redeem the debentures at various premiums to principal amount. The 1997 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The $55.25 million 6% convertible subordinated debentures are due June 15, 2006 and are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances. The 1996 debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to principal amount. The 1996 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The $40.0 million revolving credit facility agreement expires in February 1999. On December 27, 1997, there were no outstanding balances under the revolving credit facility, however, the interest rate would have been 7.0% based on three-month LIBOR. The revolving credit facility is secured by inventory and other assets.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness, and restrictions on the amount of net loss the Company can incur. Certain covenants effectively limit the amount of dividends which the Company may pay to the stockholders. Retained earnings on December 27, 1997 would not be restricted as to payments of cash dividends under the most restrictive covenants in such agreements. The Company was in compliance with the covenants contained in the agreements on December 27, 1997.

    Long-term debt was 30.3% of total long-term debt and equity at December 27, 1997 versus 23.8% at December 28, 1996. The increase was a result of the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997.

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On December 27, 1997, $46.8 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On December 27, 1997, the implicit interest rate on the receivable sale transaction was 6.2%.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on any floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. In January 1997 and October 1997, the Company entered into two separate one-year interest rate swap agreements with an unrelated financial institution which resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.8% and 5.7%, respectively, with an aggregate notional amount of $100 million per each agreement. As a result of these swap agreements, interest expense was increased by approximately $260 thousand in 1997. The January 1997 agreement expired in January 1998.

    Operating activities used cash of $39.7 million in 1997 compared to cash used by operating activities of $18.3 million in 1996. The primary factor contributing to the change in cash used by operating activities was the net cash used by inventory and accounts payable. In 1997, inventory increased $30.0 million over 1996 with a corresponding decrease in accounts payable of $27.9 million resulting in net cash used in inventory and accounts payable of $57.9 million. In 1996, inventory increased $31.8 million over 1995 with an offsetting increase in accounts payable of $71.1 million resulting in net cash provided from inventory and accounts payable of $39.3 million. The increase in cash used by inventory and accounts payable was primarily a result of a decrease in inventory turns in addition to the Company taking advantage of early pay discounts with certain major manufacturers during 1997.

    The increase in cash used by inventory and accounts payable in 1997 versus 1996 was partially offset by a decrease in the amount of cash used for financing accounts receivable. In 1997, accounts receivable levels increased $29.0 million over 1996 net of accounts receivable securitizations. In 1996, accounts receivable levels increased $123.6 million over 1995 net of accounts receivable securitizations. The decrease in cash used by accounts receivable was primarily due to an increase in accounts receivable turns.

    The Company used $79.0 million in cash for investing activities. Cash of $50.7 million was used to purchase property and equipment and cash of $14.9 million was used for business combinations (See Notes to Consolidated Financial Statements -- Business Combinations).

    Net cash provided by financing for 1997 totaled $139.8 million, of which $100.0 million was provided from the sale of accounts receivable, $93.0 million was provided from the public sale of 3,000,000 shares of common stock in November 1997, and $86.25 million was provided by the issuance of 4.5% convertible subordinated debentures. The financing proceeds were partially offset by $140.8 million in payments of notes payable.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities at December 27, 1997 will be sufficient to meet working capital and capital investment needs for the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements of the Company listed in the index appearing under Items 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page 24 hereof. Certain quarterly financial data is set forth below.

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                                              SHARES
                                                                               NET PER SHARE(2)               OUTSTANDING
                                          GROSS            NET            ---------------------------         -------
                        REVENUES          MARGIN         EARNINGS           BASIC            DILUTED           BASIC
                       ----------        --------        --------         ---------         ---------         -------
          DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
1997
  First........        $  841,690        $ 83,243        $ 5,245            $0.48             $0.42            11,000
  Second.......           972,214          98,874          6,709             0.59              0.51            11,400
  Third........         1,013,334         105,362          7,229             0.62              0.55            11,600
  Fourth.......         1,069,064         113,634         10,273             0.76              0.64            13,500
                       ----------        --------        --------         ---------         ---------         -------
  Year.........        $3,896,302        $401,113        $29,456            $2.48             $2.17            11,900
                       ----------        --------        --------         ---------         ---------         -------
                       ----------        --------        --------         ---------         ---------         -------
1996
  First........        $  642,081        $ 57,181        $ 2,990            $0.30             $0.29            10,000
  Second.......           769,860          68,133          4,424             0.44              0.42            10,100
  Third........           769,452          73,127          5,041             0.49              0.43            10,300
  Fourth.......           920,662          84,918          6,278(1)          0.58              0.51(1)         10,800
                       ----------        --------        --------         ---------         ---------         -------
  Year.........        $3,102,055        $283,359        $18,733(1)         $1.80             $1.66(1)         10,400
                       ----------        --------        --------         ---------         ---------         -------
                       ----------        --------        --------         ---------         ---------         -------


                                        STOCK
                                     MARKET PRICE
                                 --------------------
                 DILUTED          HIGH          LOW
                 -------         ------        ------
          DOLLA
1997
  First........  13,600          $40.13        $20.63
  Second.......  14,000           32.50         20.00
  Third........  14,100           37.63         31.13
  Fourth.......  17,400           39.38         24.38
                 -------         ------        ------
  Year.........  14,600          $40.13        $20.00
                 -------         ------        ------
                 -------         ------        ------
1996
  First........  10,200          $18.50        $13.25
  Second.......  10,600           24.25         16.75
  Third........  12,900           35.88         15.38
  Fourth.......  13,400           39.25         28.88
                 -------         ------        ------
  Year.........  11,900          $39.25        $13.25
                 -------         ------        ------
                 -------         ------        ------

--------------------------

(1) Includes a charge of $991,000 or $0.09 per basic share and $0.07 per diluted share resulting from non-recurring charges.

(2) Net earnings per share is calculated pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards(SFAS) No. 128 "Earnings Per Share" which was issued in February 1997, accordingly, prior periods have been restated.

    The Company's Common Stock is listed on the New York Stock Exchange under the ticker symbol "ICO". Prior to September 12, 1997, the Company's Common Stock traded in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "INAC". As of March 2, 1998, the Company estimates there were 6,400 beneficial holders of the Company's Common Stock.

    The Company has never declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain all earnings to finance the expansion of the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors. The Company's debt agreements restrict the amount of dividends which may be paid by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by items 10, 11, 12 and 13 is incorporated herein by reference to the following sections of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998: Certain Stockholders; Election of Directors; Directors Meetings and Compensation; Summary Compensation Table; Option Grants in Fiscal Year 1997; Option Exercises in Fiscal 1997 and Fiscal Year-End Values; and Employment, Consulting and Other Agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) (2) Financial Statements. See index to consolidated financial statements and supporting schedules.

(a) (3) Exhibits. See exhibit index, which index is incorporated herein by reference.

(b) The Company filed a report on Form 8-K dated November 4, 1997, reporting the issuance and sale of 3,000,000 shares of Company common stock, par value $.10 per share, and $75,000,000 of 4.5% Subordinated Convertible Debentures due November 1, 2004 (the "Debentures") on November 4, 1997. The Company filed a report on Form 8-K dated November 20, 1997 reporting the issuance and sale of an additional $11,250,000 of Debentures on December 20, 1997, following the exercise of an overallotment option by the underwriters.

                         INACOM CORP. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1997 AND DECEMBER 28, 1996
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InaCom Corp. and subsidiaries at December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               [/S/KPMG PEAT MARWICK LLP]

                                          KPMG Peat Marwick LLP

Omaha, Nebraska
February 20, 1998

                         INACOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                           PAGE(S)
                                                                                                          ---------
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations -- Three-Year Period Ended December 27, 1997......................     25

Consolidated Balance Sheets -- December 27, 1997 and December 28, 1996..................................     26

Consolidated Statements of Stockholders' Equity -- Three-Year Period
 Ended December 27, 1997................................................................................     27

Consolidated Statements of Cash Flows -- Three-Year Period Ended December 27, 1997......................     28

Notes to Consolidated Financial Statements -- Three-Year Period Ended December 27, 1997.................   29 - 38

FINANCIAL STATEMENT SCHEDULE SUPPORTING CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE -- Valuation and Qualifying Accounts...........................................................     39

All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

                         INACOM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Revenues:
  Computer products.....................................................  $  3,547,732     2,885,019     2,047,215
  Computer services.....................................................       247,243       136,888        95,476
  Communications products and services..................................       101,327        80,148        57,653
                                                                          ------------  ------------  ------------
                                                                             3,896,302     3,102,055     2,200,344
                                                                          ------------  ------------  ------------
Direct costs:
  Computer products.....................................................     3,354,786     2,722,368     1,924,829
  Computer services.....................................................        61,311        33,660        27,877
  Communications products and services..................................        79,092        62,668        43,832
                                                                          ------------  ------------  ------------
                                                                             3,495,189     2,818,696     1,996,538
                                                                          ------------  ------------  ------------
Gross margin............................................................       401,113       283,359       203,806
Selling, general and administrative expenses............................       322,218       231,235       169,338
                                                                          ------------  ------------  ------------
Operating income........................................................        78,895        52,124        34,468
Interest expense........................................................        29,024        20,405        14,635
                                                                          ------------  ------------  ------------
Earnings before income taxes............................................        49,871        31,719        19,833
Income tax expense......................................................        20,415        12,986         8,126
                                                                          ------------  ------------  ------------
Net earnings............................................................  $     29,456        18,733        11,707
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Earnings per share:
  Basic.................................................................  $       2.48          1.80          1.17
  Diluted...............................................................          2.17          1.66          1.16
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Common shares and equivalents outstanding:
  Basic.................................................................        11,900        10,400        10,000
  Diluted...............................................................        14,600        11,900        10,100
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 27, 1997 AND DECEMBER 28, 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                                1997       1996
                                                                                             ----------  ---------
Current assets:
  Cash and cash equivalents................................................................  $   52,592     31,410
  Accounts receivable, less allowance for doubtful accounts of $5,941 in 1997
    and $4,385 in 1996.....................................................................     252,067    288,407
  Deferred income taxes....................................................................       6,327      3,554
  Inventories..............................................................................     429,362    386,592
  Other current assets.....................................................................       7,431      2,335
                                                                                             ----------  ---------
    Total current assets...................................................................     747,779    712,298
                                                                                             ----------  ---------
Property and equipment, at cost............................................................     175,117    116,970
Less accumulated depreciation..............................................................      85,270     57,845
                                                                                             ----------  ---------
Net property and equipment.................................................................      89,847     59,125
                                                                                             ----------  ---------
Other assets, net of accumulated amortization of $17,410 in 1997 and
 $13,771 in 1996...........................................................................      34,502     27,531
Cost in excess of net assets of business acquired, net of accumulated
 amortization of $11,662 in 1997 and $7,736 in 1996........................................      88,411     48,646
                                                                                             ----------  ---------
                                                                                             $  960,539    847,600
                                                                                             ----------  ---------
                                                                                             ----------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $  409,513    406,753
  Notes payable............................................................................      --        140,770
  Income taxes payable.....................................................................       5,908      3,531
  Other current liabilities................................................................      74,372     60,941
                                                                                             ----------  ---------
Total current liabilities..................................................................     489,793    611,995
                                                                                             ----------  ---------
Convertible subordinated debentures........................................................     141,500     55,250
Other long-term liabilities................................................................         226         73
Deferred income taxes......................................................................       3,804      3,452

Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none issued......      --         --
    Common stock of $.10 par value. Authorized 30,000,000 shares; issued 14,825,049 shares
      in 1997 and 10,850,008 shares in 1996................................................       1,482      1,085
  Additional paid-in capital...............................................................     216,671     98,153
  Retained earnings........................................................................     107,063     77,607
                                                                                             ----------  ---------
                                                                                                325,216    176,845

  Less unearned restricted stock...........................................................      --            (15)
                                                                                             ----------  ---------
Total stockholders' equity.................................................................     325,216    176,830
                                                                                             ----------  ---------
                                                                                             $  960,539    847,600
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            ADDITIONAL                             UNEARNED        TOTAL
                                                 COMMON       PAID-IN    RETAINED    TREASURY     RESTRICTED    STOCKHOLDERS'
                                                  STOCK       CAPITAL    EARNINGS      STOCK         STOCK         EQUITY
                                               -----------  -----------  ---------  -----------  -------------  ------------
Balance at December 31, 1994.................   $   1,004       89,314      47,167      (1,533)         (362)       135,590

Net earnings.................................      --           --          11,707      --            --             11,707
Issuance of 4,400 treasury shares as director
 compensation................................      --               (1)     --              39        --                 38
Issuance of 89,993 treasury shares under
 stock option plans..........................      --              240      --             790        --              1,030
Issuance of 61,800 treasury shares as stock
 awards, net of forfeitures..................      --              (25)     --             543          (108)           410
                                               -----------  -----------  ---------  -----------          ---    ------------
Balance at December 30, 1995.................       1,004       89,528      58,874        (161)         (470)       148,775

Net earnings.................................      --           --          18,733      --            --             18,733
Issuance of 691,131 shares in connection with
 business combinations.......................          69        6,581      --          --            --              6,650
Issuance of 132,966 treasury and common
 shares under stock option plans.............          12        1,956      --             161        --              2,129
Issuance of 3,400 shares as director
 compensation................................      --               60      --          --            --                 60
Issuance of 2,500 shares as stock awards, net
 of forfeitures..............................      --               28      --          --               455            483
                                               -----------  -----------  ---------  -----------          ---    ------------
Balance at December 28, 1996.................       1,085       98,153      77,607      --               (15)       176,830

Net earnings.................................      --           --          29,456      --            --             29,456
Issuance of 3,000,000 shares through public
 offering, net of offering expenditures......         300       92,650      --          --            --             92,950
Issuance of 892,708 shares in connection with
 business combinations.......................          89       24,394      --          --            --             24,483
Issuance of 3,300 shares as director
 compensation................................      --               66      --          --            --                 66
Issuance of 79,029 shares under stock option
 plans.......................................           8        1,408      --          --            --              1,416
Amortization of unearned restricted stock....      --           --          --          --                15             15
                                               -----------  -----------  ---------  -----------          ---    ------------
Balance at December 27, 1997.................   $   1,482      216,671     107,063      --            --            325,216
                                               -----------  -----------  ---------  -----------          ---    ------------
                                               -----------  -----------  ---------  -----------          ---    ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  1997         1996        1995
                                                                              ------------  ----------  ----------
Cash flows from operating activities:
  Net earnings..............................................................  $     29,456      18,733      11,707
  Adjustments to reconcile net earnings to net cash used by operating activities:
    Depreciation and amortization...........................................        31,274      21,814      19,059
    Changes in assets and liabilities, net of effects from business combinations:
      Accounts receivable...................................................       (29,028)   (123,648)    (75,333)
      Inventories...........................................................       (29,994)    (31,794)   (124,296)
      Other current assets..................................................        (2,954)         97        (610)
      Accounts payable......................................................       (27,943)     71,162     105,100
      Other liabilities.....................................................       (10,461)     20,896       5,444
      Income taxes..........................................................           (44)      4,451       1,195
                                                                              ------------  ----------  ----------
        Net cash used by operating activities...............................       (39,694)    (18,289)    (57,734)
                                                                              ------------  ----------  ----------
Cash flows from investing activities:
  Additions to property and equipment.......................................       (50,656)    (26,240)    (10,346)
  Business combinations.....................................................       (14,850)    (23,386)     --
  (Advances of) receipts from notes receivable..............................          (420)        446      (1,872)
  Other, including advances to affiliates...................................       (13,044)    (11,950)     (1,051)
                                                                              ------------  ----------  ----------
        Net cash used in investing activities...............................       (78,970)    (61,130)    (13,269)
                                                                              ------------  ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt......................................       --          (30,334)     (6,667)
  Proceeds from receivables sold............................................       100,000      --         100,000
  Proceeds from offering of public stock....................................        92,950      --          --
  (Payments of) proceeds from notes payable.................................      (140,770)     63,094     (13,184)
  Proceeds from long-term debt..............................................        86,250      55,250      --
  Proceeds from the exercise of employee stock options......................         1,416       2,129       1,030
                                                                              ------------  ----------  ----------
        Net cash provided by financing activities...........................       139,846      90,139      81,179
                                                                              ------------  ----------  ----------
Net increase in cash and cash equivalents                                           21,182      10,720      10,176
Cash and cash equivalents, beginning of year                                        31,410      20,690      10,514
                                                                              ------------  ----------  ----------
Cash and cash equivalents, end of year                                        $     52,592      31,410      20,690
                                                                              ------------  ----------  ----------
                                                                              ------------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION

    The consolidated financial statements include the accounts of InaCom Corp. (Company) and its wholly-owned subsidiaries. The Company is a provider of management technology services which include technology procurement and distribution of microcomputer systems, workstations, networking and telecommunications equipment, systems integration, and support services. All significant intercompany balances and transactions have been eliminated in consolidation.

    (B) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of computer hardware, software, voice and data equipment, and related materials.

    (C) OTHER ASSETS

    Other assets include vendor authorization rights and long-term notes receivable. Vendor authorization rights are being amortized over their contractual life of ten years.

    (D) COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED

    The excess of the cost over the fair value of assets of businesses acquired is being amortized over twenty years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

    (E) DEPRECIATION

    Depreciation is provided over the estimated useful lives of the respective assets ranging from three to thirty-one years using the straight-line method.

    (F) INCOME TAXES

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

    (G) EARNINGS PER SHARE

    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options and convertible subordinated debentures. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board (APB) Opinion 15 and related interpretations. SFAS No. 128, which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion 15. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share includes an increase to

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the numerator of $2.3 million in 1997 and $1.1 million in 1996 for interest expense that would not have been incurred if the convertible subordinated debentures were converted to common stock, and the denominator includes an increase to common shares and equivalents outstanding of 2.7 million shares in 1997, 1.5 million shares in 1996, and 100 thousand shares in 1995, for additional common shares that would have been outstanding if the convertible subordinated debentures and certain stock options were exercised. Had the Company reported earnings per share under the previous APB opinion 15, primary and fully-diluted earnings per share for the years ending December 1997, 1996, and 1995, would have been $2.40, $1.76, $1.14 and $2.13, $1.64, $1.14, respectively.

    (H) REVENUE AND EXPENSE RECOGNITION

    The Company recognizes revenue from product sales upon shipment to the customer. Revenues from consulting and other services are recognized as the Company performs the services.

    (I) MARKETING DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. The funds or credits received are based on the purchases or sales of the vendor's products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 5% of purchases.

    (J) RISKS AND UNCERTAINTIES

    Financial instruments which potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different industries and geographies. To minimize credit concentration risk, the Company utilizes several financial services organizations, which purchase accounts receivable, and performs ongoing credit evaluations of its customers' financial conditions.

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

    (K) FINANCIAL INSTRUMENTS

    The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value because of the short maturity of these instruments. The fair values of the convertible subordinated debentures are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) comparable maturity. The estimated fair value of the Company's convertible subordinated debentures at December 27, 1997 and December 28, 1996, approximates book value.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on any floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. In January 1997 and October 1997, the Company entered into two separate one-year interest rate swap agreements with an unrelated financial institution which resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.8% and 5.7%, respectively, with an aggregate notional amount of $100 million per each agreement. As a result of these swap agreements, interest expense was increased by approximately $260 thousand in 1997. The fair value of the swap agreements as of December 27, 1997 was $9.6 thousand. The January 1997 agreement expired in January 1998.

    (L) CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers cash and temporary cash investments with a maturity of three months or less to be cash equivalents.

    (M) STOCK-BASED COMPENSATION

    The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in 1997, 1996 and 1995. In 1996, the Company adopted FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123.

(2) BUSINESS COMBINATIONS

    During 1997 and 1996, the Company completed several acquisitions. The total consideration given for the 1997 acquisitions was $39.4 million which included $14.9 million in cash and 892,708 shares of common stock in transactions accounted for as purchases. The total consideration given for the 1996 acquisitions was $30.5 million which included $23.4 million in cash and 327,495 shares of common stock in transactions accounted for as purchases. The excess purchase price over the estimated fair value of the net assets acquired was $40.0 million in 1997 and $24.2 million in 1996; the excess is being amortized using the straight line method over twenty years.

    Also during 1996, the Company acquired all the issued and outstanding shares of two network consulting organizations for 272,726 and 90,910 shares of Common Stock, respectively, in transactions accounted for as a pooling of interests. The Company's consolidated financial statements for the year ended December 28, 1996, include the fourth fiscal quarter's activity for the acquired businesses. Prior

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) BUSINESS COMBINATIONS (CONTINUED)
period financial statements were not restated as the results of operations would not have been materially different than those previously reported by the Company. The effect of the immaterial poolings was to increase stockholders' equity by approximately $643,000.

    If the above business combinations had occurred on January 1, 1995, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of operations.

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                           1997        1996
                                                                        -----------  ---------
Land, buildings and improvements......................................  $    22,763     13,911
Furniture, fixtures and equipment.....................................       51,681     27,875
Computer equipment....................................................       77,783     53,239
Computer parts held for repair and exchange...........................       22,890     21,945
                                                                        -----------  ---------
                                                                        $   175,117    116,970
                                                                        -----------  ---------
                                                                        -----------  ---------

(4) INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                                     1997       1996       1995
                                                                  ----------  ---------  ---------
Current:
  Federal.......................................................  $   19,867     10,195      6,151
  State.........................................................       2,969      1,488        943
Deferred:
  Federal.......................................................      (2,251)     1,209        897
  State.........................................................        (170)        94        135
                                                                  ----------  ---------  ---------
                                                                  $   20,415     12,986      8,126
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------

    The reconciliation of the statutory federal income tax rate and the effective tax rate are as follows:

                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Statutory federal income tax rate................................       35.0%        35.0%        35.0%
State income taxes, net of federal benefit.......................        3.6          3.2          3.6
Other............................................................        2.4          2.8          2.4
                                                                         ---          ---          ---
                                                                        41.0%        41.0%        41.0%
                                                                         ---          ---          ---
                                                                         ---          ---          ---

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               1997       1996
                                                                             ---------  ---------
Deferred tax assets:
  Valuation reserves.......................................................  $   6,475      5,726
  Accrued expenses not deducted until paid.................................      5,305      2,188
  Other....................................................................        163     --
                                                                             ---------  ---------
    Total deferred tax assets..............................................     11,943      7,914
                                                                             ---------  ---------
Deferred tax liabilities:
  Vendor discounts.........................................................      2,374      2,766
  Depreciation.............................................................      5,600      4,241
  Other....................................................................      1,446        805
                                                                             ---------  ---------
    Total deferred tax liabilities.........................................      9,420      7,812
                                                                             ---------  ---------
    Net deferred tax assets................................................  $   2,523        102
                                                                             ---------  ---------
                                                                             ---------  ---------

    There was no valuation allowance for deferred tax assets at December 27, 1997 or December 28, 1996.

(5) NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

    The Company's primary sources of liquidity are provided through an inventory and working-capital financing agreement of $550.0 million (increased from $350.0 million as of June 27, 1997), convertible subordinated debentures of $141.5 million, and a revolving credit facility of $40.0 million.

    The $550.0 million facility provided by IBM Credit Corp. can be used by the Company at its discretion, subject to a borrowing base, for its working-capital needs and IBM Corp. inventory purchases. The inventory and working-capital financing agreement expires June 29, 1998. On December 27, 1997, $167.6 million was outstanding under the inventory and working-capital financing agreement, of which the entire balance is included in the accompanying consolidated balance sheet as non-interest bearing trade accounts payable. There were no outstanding balances related to the interest-bearing working-capital portion of the agreement, however, the interest rate would have been 7.6% based on three-month LIBOR. This inventory and working-capital financing agreement is secured by inventory and other assets.

    The $40.0 million revolving credit facility agreement expires in February 1999. On December 27, 1997, there were no outstanding balances under the revolving credit facility, however, the interest rate would have been 7.0% based on three-month LIBOR. The revolving credit facility is secured by inventory and other assets.

    The debt agreements contain certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness, and restrictions on the amount of net loss the Company can incur. Retained earnings on December 27, 1997 would not be restricted as to payments of cash dividends under the most restrictive covenants in such agreements. The Company was in compliance with the covenants contained in the agreements on December 27, 1997.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)
    The $141.5 million of convertible subordinated debentures consist of $86.25 million of 4.5% convertible subordinated debentures and $55.25 million of 6.0% convertible subordinated debentures. In November 1997, the Company issued $86.25 million of 4.5% convertible subordinated debentures due November 1, 2004. The 1997 debentures are convertible into common stock of the Company at a conversion rate of 25.235 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $39.63 per share), subject to adjustments under certain circumstances. The 1997 debentures are not redeemable by the Company prior to November 1, 2001 and thereafter the Company may redeem the debentures at various premiums to principal amount. The 1997 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The net proceeds from the sale of the 4.5% debentures were used to repay, in part, indebtedness and fund other capital requirements.

    In June 1996, the Company issued $55.25 million of 6.0% convertible subordinated debentures due June 15, 2006. The 1996 debentures are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances. The 1996 debentures are not redeemable by the Company prior to June 16, 2000 and thereafter the Company may redeem the debentures at various premiums to par. The 1996 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The net proceeds from the sale of the 6.0% debentures were used to reduce a portion of the outstanding balance of the working-capital financing agreement which carried an interest rate at the time of the debenture sale of 7.3%

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(6)  ACCOUNTS RECEIVABLE AND CREDIT ARRANGEMENTS

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On December 27, 1997, $46.8 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On December 27, 1997, the implicit interest rate on the receivable sale transaction was 6.2%.

    The Company also has floor plan agreements to take advantage of vendor financing programs. The Company has entered into dealer working-capital financing agreements with several financial services organizations which purchase, primarily, accounts receivable from the Company. The Company had contingent liabilities of $2.4 million at December 27, 1997 and $1.8 million at December 28, 1996 relating to these agreements.

(7)  LEASES

    The Company operates in leased premises which include the general offices, warehouse facilities and Company-owned branches. Operating lease terms range from monthly to ten years and generally provide for renewal options.

    Rent expense for operating leases was approximately $17.9 million, $12.0 million and $9.8 million for the three years ended December 27, 1997, respectively.

    Future minimum operating lease obligations for the years 1998 through 2002 are $14.3 million, $13.2 million, $10.5 million, $8.1 million, and $6.3 million, respectively. It is anticipated that leases will be renewed or replaced as they expire such that future annual lease obligations will approximate rent expense for 1997.

(8)  EMPLOYEE BENEFIT PLAN

    The Company maintains a qualified savings plan under Section 401(k) of the Internal Revenue Code (IRC) which covers substantially all full-time employees. Annual contributions to the qualified plan, based on participant's annual pay, are made by the Company. Participants may also elect to make contributions to the plan. Employee contributions are matched by the Company up to limits prescribed by the IRC. Company contributions to the plan approximated $5.1 million in 1997, $3.3 million in 1996 and $2.4 million in 1995.

    The Company maintains a nonqualified savings plan for employees whose benefits under the qualified savings plans are reduced because of limitations under Federal tax laws. Contributions made to this plan were not material.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(9)  LITIGATION

    The Company is involved in a limited number of legal actions. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's consolidated financial statements.

(10)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Interest and income taxes paid are summarized as follows:

                                                                             1997       1996       1995
                                                                          ----------  ---------  ---------
Interest paid...........................................................  $   29,537     19,611     14,054
Income taxes paid.......................................................      20,459      8,176      6,931
                                                                          ----------  ---------  ---------
                                                                          ----------  ---------  ---------

    Components of cash used for acquisitions as reflected in the consolidated statements of cash flows are summarized as follows:

                                                                             1997       1996       1995
                                                                          ----------  ---------  ---------
Fair value of assets acquired, including goodwill.......................  $   94,098     41,965     --
Liabilities assumed.....................................................     (54,748)   (11,436)    --
Fair value of common stock issued.......................................     (24,500)    (7,143)    --
                                                                          ----------  ---------  ---------
Cash paid at closing, net of cash acquired..............................  $   14,850     23,386     --
                                                                          ----------  ---------  ---------
                                                                          ----------  ---------  ---------

(11)  STOCK OPTION AND AWARD PROGRAMS

    The Company has three stock plans approved by the shareholders in 1997, 1994 and 1990, and a nonqualified stock options plan approved by shareholders in 1987. Options granted under the stock plans may be either nonqualified or incentive stock options. The option price, vesting period and term under the stock plans and the nonqualified stock option plan are set by the Compensation Committee of the Board of Directors of the Company. The option price may not be less than the fair market value per share at the time the option is granted. The vesting period of options granted typically ranges from two to five years, and the term of any option granted may not exceed ten years. The stock plans also permit the issuance of restricted or bonus stock awards by the Compensation Committee. At December 27, 1997, the Company had approximately 789,000 shares available for issuance pursuant to subsequent grants under the plans.

    In addition, the Company awarded 26,750 stock appreciation rights (SARs) to certain employees in 1997. The SARs which were awarded and are currently outstanding have a basis of $38.125 and are exercisable on June 30, 1998, and June 30, 1999. On June 30, 1998 and June 30, 1999, the SARs allow the employees to receive a cash payment equal to the fair market value on that date less the basis or adjusted basis of the SARs. The Company recognizes compensation expense over the term of the SARs based on changes in the fair market value of the Company's stock.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(11)  STOCK OPTION AND AWARD PROGRAMS (CONTINUED)
    Additional information as to shares subject to options is as follows:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                                   NUMBER OF    EXERCISE
                                                                                    OPTIONS       PRICE
                                                                                   ----------  -----------
Options outstanding at December 31, 1994.........................................     800,500       13.01
  Granted........................................................................     157,000        9.82
  Exercised......................................................................     (90,000)      10.26
  Canceled.......................................................................     (68,500)      12.45
                                                                                   ----------

Options outstanding at December 30, 1995.........................................     799,000       12.76
  Granted........................................................................      36,500       35.56
  Exercised......................................................................    (133,000)      10.77
  Canceled.......................................................................     (21,000)       9.56
                                                                                   ----------
Options outstanding at December 28, 1996.........................................     681,500       14.47
  Granted........................................................................     710,950       33.23
  Exercised......................................................................     (78,100)      10.28
  Canceled.......................................................................     (25,200)      34.03
                                                                                   ----------

Options outstanding at December 27, 1997.........................................   1,289,150       24.67
                                                                                   ----------       -----
                                                                                   ----------       -----
  Exercisable at December 27, 1997...............................................     464,773       13.74
                                                                                   ----------       -----
                                                                                   ----------       -----

                                                                              EXERCISABLE AT
                             OPTIONS OUTSTANDING AT DECEMBER 27, 1997       DECEMBER 27, 1997
                             -----------------------------------------  --------------------------
                                            WEIGHTED       WEIGHTED                    WEIGHTED
                                            AVERAGE         AVERAGE                     AVERAGE
                                           REMAINING       EXERCISE                    EXERCISE
 RANGE OF OPTION EXERCISE    NUMBER OF    CONTRACTUAL      PRICE PER     NUMBER OF     PRICE PER
           PRICE              OPTIONS         LIFE          OPTION        OPTIONS       OPTION
---------------------------  ----------  --------------  -------------  -----------  -------------
$8.00 to 12.00                  286,330     5.97 years     $   10.21       252,733     $   10.26
         14.25 to 21.56         284,290     4.95 years          17.36      194,290          16.27
24.00 to 36.56                  718,530     7.87 years          33.34       17,750          35.56
                             ----------  --------------        ------   -----------        ------
$8.00 to 36.56                1,289,150     6.81 years   $      24.67      464,773   $      13.74
                             ----------  --------------        ------   -----------        ------
                             ----------  --------------        ------   -----------        ------

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(11)  STOCK OPTION AND AWARD PROGRAMS (CONTINUED)
    Pro-forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The following weighted-average fair values for these options were estimated at the date of grant using a Black-Scholes option-pricing model with these weighted-average assumptions for 1997, 1996, and 1995:

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Fair value of options granted during the year................................  $    21.51  $    20.76  $     6.77
Risk-free interest rate......................................................         6.0%        6.1%        5.7%
Expected dividend yield......................................................         0.0%        0.0%        0.0%
Expected volatility factor...................................................        96.9%       92.5%       94.7%
Expected life................................................................   3.5 years   2.5 years   3.7 years

    Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FASB Statement No 123, the Company's net earnings for 1997, 1996 and 1995 would have been reduced by approximately 4.4%, 1.6% and 0.5%, respectively, and the Company's diluted earnings per share for 1997, 1996 and 1995 would have been reduced by approximately 4.1%, 1.3% and 0.6%, respectively.

    Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FASB Statement No. 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options' vesting periods for the 1997, 1996 and 1995 options, respectively. Compensation costs for options granted prior to January 1, 1995 are not considered.

                                                                        SCHEDULE

                         INACOM CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                              BALANCE AT   CHARGED TO
                                                              BEGINNING     COSTS AND    AMOUNTS WRITTEN  BALANCE AT END
                                                              OF PERIOD     EXPENSES         OFF (1)         OF PERIOD
                                                              ----------  -------------  ---------------  ---------------
Fiscal year ended December 27, 1997 --
  Allowance for doubtful accounts...........................  $    4,385        3,444           1,888            5,941
                                                              ----------        -----           -----            -----
                                                              ----------        -----           -----            -----
Fiscal year ended December 28, 1996 --
  Allowance for doubtful accounts...........................  $    3,537        1,626             778            4,385
                                                              ----------        -----           -----            -----
                                                              ----------        -----           -----            -----
Fiscal year ended December 30, 1995 --
  Allowance for doubtful accounts...........................  $    2,626        2,308           1,397            3,537
                                                              ----------        -----           -----            -----
                                                              ----------        -----           -----            -----

------------------------

(1) The deductions from reserves are net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 26th day of March, 1998.

                                          InaCom Corp.

                                          By        /s/ BILL L. FAIRFIELD
                                            ------------------------------------
                                                Bill L. Fairfield, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InaCom Corp. and in the capacities indicated on the 26th day of March, 1998.

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

              JAMES Q. CROWE*                 Director

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

           /s/ BILL L. FAIRFIELD
-------------------------------------------
             Bill L. Fairfield
              ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
       3.1   Restated Certificate of Incorporation of the Company, with amendments............................

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

       4.2   Amendments to Inventory Working Capital Financing Agreement incorporated by reference to the
              Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and Annual Report on
              Form 10-K for the fiscal year ended December 28, 1996.

       4.3   Amended and Restated Receivable Purchase Agreement dated as of August 21, 1995 between InaCom,
              InaCom Finance Corp. and certain financial institutions, incorporated herein by reference to the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

       4.4   Amendments to Amended and Restated Receivable Purchase Agreement incorporated by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

       4.5   Amendments to Amended and Restated Receivable Purchase Agreement.................................

       4.6   Subordinated Indenture dated June 14, 1996 between the Company and First National Bank of Omaha, and related debenture, with respect to the Company's 6% convertible subordinated debentures due
              June 15, 2000, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.

       4.7   Subordinated Indenture dated September 30, 1997 between the Company and Norwest Bank Minnesota,
              National Association and First Supplemental Indenture thereto dated November 4, 1997 incorporated by reference to the Company's Current Report on Form 8-K dated November 4, 1997.

       4.8   4.50% Subordinated Convertible Debenture, Due November 1, 2004 incorporated by reference to the
              Company's Current Report on Form 8-K dated November 4, 1997.

       4.9   4.50% Subordinated Convertible Debenture, Due November 1, 2004 incorporated by reference to the
              Company's Current Report on Form 8-K dated November 20, 1997.

      10.1   1987 Stock Option Plan of the Company............................................................

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

      10.4   1997 Stock Plan of the Company...................................................................

      10.5   Executive Incentive Plan.........................................................................

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
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

      10.8   Second Amendment to the Nonqualified Deferred Compensation Plan..................................

      10.9   Rick Inatome Consulting Agreement, with amendment thereto, incorporated herein by reference to
              Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
              1995.

      10.10  Executive Death Benefit Plan.....................................................................

      10.11  Executive Disability Wage Continuation Plan......................................................

      10.12  Form of Severance Benefit Agreement between the Company and seven of its officers, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      10.13  Restricted Stock Agreements between the Company and Bill L. Fairfield, incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.

      10.14  Lease Agreement between the Company and Maple Avenue Limited Liability Company dated September 5,
              1994, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994.

      11     Statement re: Computation of Earnings Per Share..................................................

      12     Statement re: Ratio of Earnings to Fixed Charges.................................................

      21     Subsidiaries of the Company......................................................................

      23     Consent of KPMG Peat Marwick LLP.................................................................

      24     Powers of Attorney...............................................................................

      27.1   Financial Data Schedule..........................................................................

      27.2   Financial Data Schedule..........................................................................

Pursuant to Item 601(h)(4) of Regulation S-K, certain instruments with respect to the Company's long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.1 through 10.14 above.