Form 10-Q
period 1998-03-28
INACOM CORP
filed 1998-05-12
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

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

                           Yes /X/            No / /

    As of April 28, 1998 there were 15,377,828 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                           ASSETS
                                                                                  DECEMBER
                                                                      MARCH 28,      27,
                                                                        1998        1997
                                                                      ---------  -----------
Current assets:
  Cash and cash equivalents.........................................  $  34,049   $  52,592
  Accounts receivable, net..........................................    315,961     252,067
  Deferred income taxes.............................................      7,593       6,327
  Inventories.......................................................    487,274     429,362
  Other current assets..............................................      8,775       7,431
                                                                      ---------  -----------
    Total current assets............................................    853,652     747,779
                                                                      ---------  -----------
Other assets, net...................................................     38,646      34,502
Cost in excess of net assets of businesses acquired,
  net of accumulated amortization...................................    119,900      88,411
Property and equipment, net.........................................     91,376      89,847
                                                                      ---------  -----------
                                                                      $1,103,574  $ 960,539
                                                                      ---------  -----------
                                                                      ---------  -----------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................  $ 451,364   $ 409,513
  Notes payable.....................................................     48,500      --
  Income taxes payable..............................................      3,884       5,908
  Other current liabilities.........................................    106,686      74,372
                                                                      ---------  -----------
    Total current liabilities.......................................    610,434     489,793
                                                                      ---------  -----------
Convertible subordinated debentures.................................    141,500     141,500
Other long-term liabilities.........................................        215         226
Deferred income taxes...............................................      3,804       3,804

Stockholders' equity:
  Capital stock:
  Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none issued........................     --          --
  Common stock of $.10 par value. Authorized 30,000,000 shares;
    issued 15,356,878 shares in 1998 and 14,825,049 in 1997.........      1,536       1,482
  Additional paid-in capital........................................    231,181     216,671
  Retained earnings.................................................    116,547     107,063
                                                                      ---------  -----------
                                                                        349,264     325,216

  Less unearned restricted stock....................................     (1,643)     --
                                                                      ---------  -----------
    Total stockholders' equity......................................    347,621     325,216
                                                                      ---------  -----------
                                                                      $1,103,574  $ 960,539
                                                                      ---------  -----------
                                                                      ---------  -----------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                          ------------------------
                                                                                           MARCH 28,    MARCH 29,
                                                                                              1998         1997
                                                                                          ------------  ----------
Revenues:
  Computer products.....................................................................  $    898,373  $  772,753
  Computer services.....................................................................        75,042      47,631
  Communications products and services..................................................        27,038      21,306
                                                                                          ------------  ----------
                                                                                             1,000,453     841,690
                                                                                          ------------  ----------
Direct costs:
  Computer products.....................................................................       854,221     728,749
  Computer services.....................................................................        42,611      27,653
  Communications products and services..................................................        21,584      16,199
                                                                                          ------------  ----------
                                                                                               918,416     772,601
                                                                                          ------------  ----------
Gross margin............................................................................        82,037      69,089
Selling, general and administrative expenses............................................        58,430      53,163
                                                                                          ------------  ----------
Operating income........................................................................        23,607      15,926
Interest expense........................................................................         7,532       7,036
                                                                                          ------------  ----------
Earnings before income taxes............................................................        16,075       8,890
Income tax expense......................................................................         6,591       3,645
                                                                                          ------------  ----------
Net earnings............................................................................  $      9,484  $    5,245
                                                                                          ------------  ----------
                                                                                          ------------  ----------
Earnings per share:
  Basic.................................................................................  $       0.63  $     0.48
  Diluted...............................................................................  $       0.54  $     0.42
                                                                                          ------------  ----------
                                                                                          ------------  ----------
Common shares and equivalents outstanding:
  Basic.................................................................................        15,000      11,000
  Diluted...............................................................................        19,700      13,600
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                          ------------------------
                                                                                           MARCH 28,    MARCH 29,
                                                                                              1998         1997
                                                                                          ------------  ----------
Cash flows from operating activities:
  Net earnings..........................................................................  $      9,484  $    5,245
  Adjustments to reconcile net earnings to net cash used by operating activities:
    Depreciation and amortization.......................................................        10,096       6,556
    Changes in assets and liabilities, net of effects from business combinations:
      Accounts receivable...............................................................       (49,375)     10,831
      Inventories.......................................................................       (56,422)     30,583
      Other current assets..............................................................        (1,305)     (1,898)
      Accounts payable..................................................................        28,121     (45,222)
      Other liabilities.................................................................        26,158     (22,541)
      Income taxes......................................................................        (3,290)     (1,258)
                                                                                          ------------  ----------
        Net cash used by operating activities...........................................       (36,533)    (17,704)
                                                                                          ------------  ----------
Cash flows from investing activities:
  Additions to property and equipment...................................................        (9,002)    (11,660)
  Business combinations.................................................................       (10,197)     (4,100)
  (Advances of) receipts from notes receivable..........................................        (1,735)         60
  Other, including advances to affiliates...............................................        (9,663)        105
                                                                                          ------------  ----------
        Net cash used in investing activities...........................................       (30,597)    (15,595)
                                                                                          ------------  ----------
Cash flows from financing activities:
  Proceeds from receivables sold........................................................       --          100,000
  Proceeds from (payments of) short-term debt...........................................        48,500     (60,770)
  Proceeds from the exercise of employee stock options..................................            87          56
                                                                                          ------------  ----------
        Net cash provided by financing activities.......................................        48,587      39,286
                                                                                          ------------  ----------
Net increase in cash and cash equivalents...............................................       (18,543)      5,987
Cash and cash equivalents, beginning of the period......................................        52,592      31,410
                                                                                          ------------  ----------
Cash and cash equivalents, end of the period............................................  $     34,049  $   37,397
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997. The results of operations for the thirteen weeks ended March 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 26, 1998.

2. ACCOUNTS RECEIVABLE

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On March 28, 1998, $48.0 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On March 28, 1998, the implicit interest rate on the receivable sale transaction was 6.0%.

3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment, and related materials.

4. DIRECT COSTS

    In the first quarter of 1998, the Company changed the manner in which services' labor costs are reported. The Company now classifies direct costs of services personnel in direct costs; previously, such costs were included in selling, general and administrative expenses. Prior periods have been reclassified to conform with the current year's presentation.

5. EARNINGS PER SHARE

    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options and convertible subordinated debentures. Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share includes an increase to the numerator of $1.1 million in the first quarter of 1998 and $0.5 million in the first quarter of 1997 for interest expense that would not have been incurred if the convertible subordinated debentures were converted to common stock, and the denominator includes an increase to common shares and equivalents outstanding of 4.7 million shares in the first quarter of 1998 and

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

5. EARNINGS PER SHARE (CONTINUED)
2.6 million shares in the first quarter of 1997 for additional common shares that would have been outstanding if the convertible subordinated debentures and certain stock options were exercised.

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

6. BUSINESS COMBINATIONS

    During the first quarter of 1998, the Company consummated several business combinations. The total consideration given for these business combinations was $10.2 million in cash and 364,963 shares of common stock. The business combinations were accounted for as purchases and accordingly the condensed and consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. If the above business combination had occurred at the beginning of the quarter, the pro forma operations of the Company would not have been materially different than that reported in the accompanying condensed and consolidated statement of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INACOM THAT ARE BASED ON THE BELIEFS OF INACOM MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO INACOM MANAGEMENT. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF INACOM WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE CERTAIN BUSINESS FACTORS DESCRIBED IN INACOM'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 1997. SHOULD ONE OR MORE OF SUCH RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS BELIEVED, ESTIMATED OR EXPECTED.

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenues, gross margins, and net earnings and the mix of revenues, gross margins, and net earnings of the Company segmented by the three main classifications:

                                                              SUMMARY OF OPERATING RESULTS

                                                                  THIRTEEN WEEKS ENDED
                                                     ----------------------------------------------
                                                     MARCH 28,  MARCH 29,   MARCH 28,    MARCH 29,
                                                       1998       1997        1998         1997
                                                     ---------  ---------  -----------  -----------
                                                        (IN THOUSANDS)
Revenues:
  Computer products................................  $ 898,373  $ 772,753        89.8%        91.8%
  Computer services................................     75,042     47,631         7.5          5.7
  Communications products and services.............     27,038     21,306         2.7          2.5
                                                     ---------  ---------       -----        -----
    Total..........................................  $1,000,453 $ 841,690       100.0%       100.0%
                                                     ---------  ---------       -----        -----
                                                     ---------  ---------       -----        -----
Gross Margin:
  Computer products................................  $  44,152  $  44,004        53.8%        63.7%
  Computer services................................     32,431     19,978        39.5         28.9
  Communications products and services.............      5,454      5,107         6.7          7.4
                                                     ---------  ---------       -----        -----
    Total..........................................  $  82,037  $  69,089       100.0%       100.0%
                                                     ---------  ---------       -----        -----
                                                     ---------  ---------       -----        -----
Net Earnings:
  Computer products................................  $   5,748  $   2,334        60.6%        44.5%
  Computer services................................      3,127      2,229        33.0         42.5
  Communications products and services.............        609        682         6.4         13.0
                                                     ---------  ---------       -----        -----
    Total..........................................  $   9,484  $   5,245       100.0%       100.0%
                                                     ---------  ---------       -----        -----
                                                     ---------  ---------       -----        -----

    The following table sets forth, for the indicated periods, the gross margin percentage of the three main classifications and the consolidated gross margin percentage of the Company:

                                                                                                 THIRTEEN WEEKS ENDED
                                                                                             ----------------------------
                                                                                               MARCH 28,      MARCH 29,
                                                                                                 1998           1997
                                                                                             -------------  -------------
Gross Margin:
  Computer products........................................................................          4.9%           5.7%
  Computer services........................................................................         43.2           41.9
  Communications products and services.....................................................         20.2           24.0
    Consolidated Gross Margin..............................................................          8.2%           8.2%

REVENUES

    Revenues for the first quarter of 1998 increased $158.8 million or 18.9% over the first quarter of 1997. Revenue growth resulted from an increase in all revenue components. Computer product sales increased $125.6 million or 16.3% during the first quarter of 1998 compared to the same period in 1997. Revenues from computer services increased $27.4 million or 57.6% during the first quarter of 1998 compared to the same period in 1997. Revenues from communication products and services increased $5.7 million or 26.9% during the first quarter of 1998 compared to the same period in 1997.

    Computer product revenues increased primarily as a result of an increase in products shipped directly to the end-user, overall industry growth, and the acquisitions completed by the Company-owned business centers. The increase in computer product revenues related to acquisitions was approximately $48.8 million for the first quarter of 1998. The increase in computer product sales resulted from an increase in sales through the Company-owned business centers ($114.5 million or 33.0% over the first quarter of 1997) and an increase in sales through the independent reseller channel ($11.1 million or 2.6% over the first quarter of 1997).

    Revenues from computer services increased as a result of increased sales efforts for such service offerings, the inclusion of these services with increasing computer product sales, and the recent acquisitions completed by the Company. The increase in computer services revenues related to acquisitions was approximately $9.0 million for the first quarter of 1998. The increase in computer services sales resulted primarily from an increase in sales through the Company-owned business centers ($26.6 million or 59.5% over the first quarter of 1997). Revenues from communication products and services increased as a result of broad based growth from the communications product and service offerings.

GROSS MARGINS

    The Company's consolidated gross margin percentage in the first quarter of 1998 was unchanged when compared to the same period in 1997. The decrease in gross margin percentage for computer products resulted primarily from a decrease in the margin percentage on computer product sales through the Company-owned business centers and the independent reseller channel in the first quarter of 1998. The increase in gross margin percentage for computer services resulted from an increase in the mix of services to include more higher-margin systems integration and support services versus technology procurement services. The decrease in gross margin percentage for the communication products and services resulted from an increase in lower margin sales to dealers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the quarter ended March 28, 1998 increased $5.2 million to $58.4 million versus $53.2 million for the corresponding period in 1997. SG&A as a percent of revenues decreased to 5.8% in the first quarter of 1998 versus 6.3% in the first quarter of 1997. This decrease in SG&A as a percent of revenues resulted primarily from efficiencies achieved in the costs of handling the increased product and communications revenues. Services' SG&A as a percentage of services' revenues increased to 34.5% in the first quarter of 1998 from 31.5% in the first quarter of 1997 primarily due to the investment in realigning the direct field force in the services division. The Company incurred additional costs during the first quarter of 1998 related to integrating the acquisitions completed in 1997 and acquisitions completed in the first quarter of 1998. The increase in SG&A related to acquisitions was approximately $6.6 million in the first quarter of 1998.

INTEREST EXPENSE

    Interest expense was $7.5 million in the first quarter of 1998 versus $7.0 million in the first quarter of 1997. Interest expense increased primarily due to higher average daily borrowings. Average daily borrowings for the first quarter of 1998 were $69.1 million more than the average daily borrowings for the same period in the prior year while the average daily-borrowing interest rate decreased approximately 70 basis points. The increase in the average daily borrowings resulted primarily from financing an increase in accounts receivable resulting from the increase in revenues and the increase in inventory levels. The decrease in the average daily-borrowing interest rate resulted primarily from the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997 (see "Liquidity and Capital Resources").

NET EARNINGS

    Net earnings for the quarter ended March 28, 1998 increased 80.8% to $9.5 million compared with net earnings of $5.2 million for the first quarter of 1997. Share earnings increased to $.54 per diluted share from the $.42 per diluted share reported for the same period in 1997. This increase resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    In April 1998, the Company terminated its $550.0 million inventory and working capital financing agreement with IBM Credit Corp. and its revolving credit facility for $40.0 million with another unrelated financial institution. The working-capital portion of the IBM financing agreement and the revolving credit facility were replaced by a $250.0 million revolving credit facility with another unrelated financial institution. The inventory portion of the IBM financing agreement was replaced by a $400.0 million inventory financing agreement with IBM Credit Corp. for IBM products, which is similar to financing agreements offered by other vendors.

    Currently the Company's primary sources of liquidity are provided through a revolving credit facility of up to $250.0 million and convertible subordinated debentures of $141.5 million. The revolving credit facility was entered into in April 1998 and expires April 2002. The revolving credit facility is secured by certain inventory and assets of the Company with an interest rate based on LIBOR.

    The $141.5 million of convertible subordinated debentures consists of $86.25 million of 4.5% convertible subordinated debentures issued in November 1997 and $55.25 million of 6.0% convertible subordinated debentures issued in June 1996. The 1997 debentures are due November 1, 2004 and are convertible into common stock of the Company at a conversion rate of 25.235 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $39.63 per share), subject to adjustments under certain circumstances. The 1997 debentures are not redeemable by the Company prior to November 1, 2001; thereafter the Company may redeem the debentures at various premiums to principal amount. The 1997 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    The 1996 debentures are due June 15, 2006 and are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances. The 1996 debentures are not redeemable by the Company prior to June 16, 2000; thereafter the Company may redeem the debentures at various premiums to principal amount. The 1996 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption.

    On March 28, 1998, $237.9 million was outstanding under the recently terminated inventory and working capital financing agreement. Of this amount, $229.4 million was related to non-interest bearing trade accounts payable and $8.5 million was related to interest-bearing working capital with an interest rate of 7.5% based on three-month LIBOR. This inventory and working capital financing agreement was secured by inventory and other assets.

    On March 28, 1998, $40.0 million was outstanding under the recently terminated revolving credit facility with an interest rate of 7.0% based on three-month LIBOR. The revolving credit facility was secured by inventory and other assets.

    The debt agreements for the recently terminated inventory and working capital financing agreement and the recently terminated revolving credit facility contained certain restrictive covenants, including the maintenance of minimum levels of working capital, tangible net worth, limitations on incurring additional indebtedness, and restrictions on the amount of net loss the Company could incur. Certain covenants could have effectively limited the amount of dividends that the Company could have paid to the stockholders. Retained earnings on March 28, 1998 would not have been restricted as to payments of cash dividends under the most restrictive covenants in such agreements. On March 28, 1998, the Company was in compliance with the covenants, which were contained in the inventory and working capital financing agreement and the revolving credit facility.

    The $250.0 million revolving credit facility, which was entered into on April 23, 1998, contains certain restrictive covenants, including the maintenance of minimum levels of working capital and tangible net worth, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. The Company was in compliance with the covenants which were contained in the revolving credit facility on April 23, 1998.

    Long-term debt was 28.9% of total long-term debt and equity on March 28, 1998 versus 30.3% on December 27, 1997. The decrease was a result of an increase in equity due to earnings and the issuance of additional shares of common stock.

    The Company has entered into an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables in order to maintain a balance of $200 million sold receivables. On March 28, 1998, $48.0 million of additional accounts receivable were designated to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On March 28, 1998, the implicit interest rate on the receivable sale transaction was 6.0%.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently has two separate one-year interest rate swap agreements with an unrelated financial institution which were entered into in October 1997 and March 1998 and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations both at 5.7% with an aggregate notional amount of $100 million per each agreement. An interest rate swap agreement, which was entered into in January 1997 carrying a fixed-rate interest payment obligation at 5.8% with an aggregate notional amount of $100 million, expired in January 1998. As a result of these swap agreements, interest expense was increased by approximately $33 thousand in the first quarter of 1998.

    During the first quarter of 1998, the Company used $36.5 million of cash in operations. Inventory increased by $56.4 million during the first quarter with a portion of the increase offset by an increase in accounts payable of $28.1 million. Accounts receivable also increased $49.4 million during the first quarter. Inventory increased during the first three months of 1998 as a result of the Company taking advantage of certain major manufacturers' inventory incentive programs. Accounts payable increased as a result of the increase in inventory levels. Accounts receivable increased during the quarter as a result of increased vendor receivables and decreased accounts receivable turns in the first quarter of 1998 versus the fourth quarter of 1997.

    The Company used $30.6 million in cash for investing activities in the first quarter of 1998. Cash of $10.2 million was used for business combinations and cash of $9.0 million was used to purchase fixtures and equipment.

    Net cash provided from financing activities for the first quarter of 1998 totaled $48.6 million, of which $48.5 million was provided from short-term borrowings.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on May 1, 1998 will be sufficient to meet working capital and capital investment needs in 1998.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information", which requires reporting certain information about operating segments in the financial statements and in the condensed financial statements of interim periods. The Company believes it will be required to present segments under Statement No. 131. This Statement is effective for the Company's fiscal year ended December 26, 1998. Accordingly, disclosure will be in the Company's year-end financial statements and subsequent interim periods as required. Retroactive application will be required.

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

                         INACOM CORP. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES

    The Company acquired Inacomp of Torrance in February 1998 for consideration including approximately $9.5 million in cash and 364,963 shares of Common Stock; the business provides computer sales and services in the southern California area. The Company acquired a percentage of the stock of More Than Computers, Inc. in March 1998 for consideration including approximately $1.0 million in cash and 30,418 shares of Common Stock and the Company acquired an additional percentage of the stock of More Than Computers in April 1998 for consideration including approximately $0.8 million in cash and 23,750 shares of Common Stock; the business is an Inacom franchisee and value-added reseller of computer products and solution services based in Middleton, Wisconsin. In connection with an earnout payable related to the March 1997 acquisition of Corporate Resources International, Inc., the Company issued 30,741 shares of Common Stock in March 1998. The issuances of securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on April 23, 1998. Stockholders voted on the following two items:

(a) Election of Directors

DIRECTOR                                                             VOTE FOR    VOTE WITHHELD
-----------------------------------------------------------------  ------------  -------------
Joseph Auerbach..................................................    11,836,089       33,112
Mogens C. Bay....................................................    11,841,501       27,700
James Q. Crowe...................................................    11,842,151       27,050
Bill L. Fairfield................................................    11,842,184       27,017
W. Grant Gregory.................................................    11,842,001       27,200
Joseph Inatome...................................................    11,842,101       27,100
Rick Inatome.....................................................    11,700,501      168,700
Gary Schwendiman.................................................    11,842,201       27,000
Linda S. Wilson..................................................    11,841,651       27,550

(b) Approval of appointment of independent accountants KPMG Peat Marwick LLP for fiscal 1998. The stockholder vote on such proposal was: 11,851,846 for; 7,381 against; 9,974 abstain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

    12  Statement re: Ratio of Earnings to Fixed Charges

    27  Financial Data Schedule

b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 28, 1998.

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

Dated this 12th day of May, 1998.