Form 10-Q
period 1998-06-27
INACOM CORP
filed 1998-08-11
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

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

                           Yes /X/            No / /

    As of August 7, 1998, there were 16,740,261 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                              JUNE 27,   DECEMBER 27,
                                                1998         1997
                                             ----------  ------------
                               ASSETS
Current assets:
  Cash and cash equivalents................  $   54,491    $ 52,592
  Accounts receivable, net.................     343,404     252,067
  Deferred income taxes....................       8,120       6,327
  Inventories..............................     403,728     429,362
  Other current assets.....................      13,017       7,431
                                             ----------  ------------
    Total current assets...................     822,760     747,779
                                             ----------  ------------
Other assets, net..........................      42,722      34,502
Cost in excess of net assets of businesses
  acquired, net of accumulated
  amortization.............................     203,764      88,411
Property and equipment, net................      93,442      89,847
                                             ----------  ------------
                                             $1,162,688    $960,539
                                             ----------  ------------
                                             ----------  ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................  $  401,331    $409,513
  Notes payable............................     113,200      --
  Income taxes payable.....................       3,964       5,908
  Other current liabilities................      97,477      74,372
                                             ----------  ------------
    Total current liabilities..............     615,972     489,793
                                             ----------  ------------
Convertible subordinated debentures........     141,500     141,500
Other long-term liabilities................         188         226
Deferred income taxes......................       3,804       3,804

Stockholders' equity:
  Capital stock:
  Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none
      issued...............................      --          --
  Common stock of $.10 par value.
    Authorized 30,000,000 shares; issued
      16,699,863 shares in 1998 and
      14,825,049 in 1997...................       1,670       1,482
  Additional paid-in capital...............     273,011     216,671
  Retained earnings........................     127,954     107,063
                                             ----------  ------------
                                                402,635     325,216

  Less unearned restricted stock...........      (1,411)     --
                                             ----------  ------------
    Total stockholders' equity.............     401,224     325,216
                                             ----------  ------------
                                             $1,162,688    $960,539
                                             ----------  ------------
                                             ----------  ------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                             ------------------------  --------------------------
                                                               JUNE 27,     JUNE 28,     JUNE 27,      JUNE 28,
                                                                 1998         1997         1998          1997
                                                             ------------  ----------  ------------  ------------
Revenues:
  Computer products........................................  $  1,020,643  $  884,952  $  1,919,016  $  1,657,705
  Computer services........................................        85,265      60,607       160,307       108,238
  Communication products and services......................        33,345      26,655        60,383        47,961
                                                             ------------  ----------  ------------  ------------
                                                                1,139,253     972,214     2,139,706     1,813,904
                                                             ------------  ----------  ------------  ------------
Direct costs:
  Computer products........................................       967,985     836,876     1,822,206     1,565,625
  Computer services........................................        50,108      32,740        92,719        60,393
  Communication products and services......................        28,044      21,583        49,628        37,782
                                                             ------------  ----------  ------------  ------------
                                                                1,046,137     891,199     1,964,553     1,663,800
                                                             ------------  ----------  ------------  ------------
Gross margin...............................................        93,116      81,015       175,153       150,104
Selling, general and administrative expenses...............        64,344      62,495       122,774       115,658
                                                             ------------  ----------  ------------  ------------
Operating income...........................................        28,772      18,520        52,379        34,446
Interest expense...........................................         9,354       7,148        16,886        14,184
                                                             ------------  ----------  ------------  ------------
Earnings before income taxes...............................        19,418      11,372        35,493        20,262
Income tax expense.........................................         8,011       4,663        14,602         8,308
                                                             ------------  ----------  ------------  ------------
Net earnings...............................................  $     11,407  $    6,709  $     20,891  $     11,954
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------
Earnings per share:
  Basic....................................................  $       0.74  $     0.59  $       1.37  $       1.07
  Diluted..................................................  $       0.62  $     0.51  $       1.15  $       0.94
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------
Common shares and equivalents outstanding:
  Basic....................................................        15,500      11,400        15,300        11,200
  Diluted..................................................        20,200      14,000        20,000        13,700
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                            TWENTY-SIX WEEKS ENDED
                                                                                            ----------------------
                                                                                             JUNE 27,    JUNE 28,
                                                                                               1998        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net earnings............................................................................  $   20,891  $   11,954
  Adjustments to reconcile net earnings to net cash used by operating activities:
    Depreciation and amortization.........................................................      20,799      14,256
    Changes in assets and liabilities, net of effects from business combinations:
      Accounts receivable.................................................................     (69,122)    (55,200)
      Inventories.........................................................................      28,942     (74,070)
      Other current assets................................................................      (5,586)     (2,599)
      Accounts payable....................................................................     (23,979)     68,840
      Other liabilities...................................................................       3,008      (7,756)
      Income taxes........................................................................      (3,737)        566
                                                                                            ----------  ----------
        Net cash used by operating activities.............................................     (28,784)    (44,009)
                                                                                            ----------  ----------
Cash flows from investing activities:
  Business combinations...................................................................     (55,846)     (4,100)
  Additions to property and equipment.....................................................     (18,998)    (19,836)
  Investments in unconsolidated affiliates................................................     (10,304)     --
  (Advances of) receipts from notes receivable............................................      (1,530)        100
  Other, including advances to affiliates.................................................       3,156     (12,085)
                                                                                            ----------  ----------
        Net cash used in investing activities.............................................     (83,522)    (35,921)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Proceeds from receivables sold..........................................................      --         100,000
  Proceeds from (payments of) short-term debt.............................................     113,200     (20,770)
  Proceeds from the exercise of employee stock options....................................       1,005          10
                                                                                            ----------  ----------
        Net cash provided by financing activities.........................................     114,205      79,240
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................       1,899        (690)
Cash and cash equivalents, beginning of the period........................................      52,592      31,410
                                                                                            ----------  ----------
Cash and cash equivalents, end of the period..............................................  $   54,491  $   30,720
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 and the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997. The results of operations for the twenty-six weeks ended June 27, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 26, 1998.

2. ACCOUNTS RECEIVABLE

    On June 27, 1998, the Company had an agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables were sold to the financial institution as collections reduced previously sold receivables in order to maintain a balance of $200 million sold receivables. Subsequent to the end of the second quarter, this agreement was terminated. On July 1, 1998, the Company entered into a new agreement to sell up to $250 million of direct trade accounts receivable, with limited recourse, to another unrelated financial institution. As with the previous agreement, new qualifying receivables are sold to the financial institution as collections reduce previously sold receivables.

3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of computer hardware, software, voice and data equipment, and related materials.

4. DIRECT COSTS

    In the first quarter of 1998, the Company changed the manner in which the services business's labor costs are reported. The Company now classifies direct costs of services personnel in direct costs; previously, such costs were included in selling, general and administrative expenses. Prior periods have been reclassified to conform with the current year's presentation.

5. EARNINGS PER SHARE

    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options and convertible subordinated debentures. Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share, compared to basic earnings per share, includes an increase to the numerator of $1.1 million and $2.1 million in the second quarter and the first six month of 1998, respectively, and $0.5 million and $1.0 million in the second quarter and first six months of 1997, respectively, for interest expense that would not have

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

5. EARNINGS PER SHARE (CONTINUED)
been incurred if the convertible subordinated debentures were converted to common stock. Diluted earnings per share, compared to basic earnings per share, also includes an increase to the denominator of 4.7 million shares in the second quarter and first six months of 1998 and 2.6 million shares and 2.5 million shares in the second quarter and the first six months of 1997, respectively, for additional common shares that would have been outstanding if the convertible subordinated debentures and certain stock options were exercised.

6. MARKETING DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. The funds or credits received are based on the purchases or sales of the vendors' products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors (see "Recent Events"). Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 5% of purchases and/or sales.

7. BUSINESS COMBINATIONS

    During the first six months of 1998, the Company consummated several business combinations and made contingent payments in relation to business combinations. The total consideration given for these business combinations, including contingent payments based on certain performance criteria, was $55.8 million in cash and 1,729,259 shares of common stock. The business combinations were accounted for as purchases and accordingly the condensed and consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. If the above business combinations had occurred at the beginning of the year, the pro forma operations of the Company would not have been materially different than that reported in the accompanying condensed and consolidated statement of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INACOM THAT ARE BASED ON THE BELIEFS OF INACOM MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO INACOM MANAGEMENT. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF INACOM WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE CERTAIN BUSINESS FACTORS DESCRIBED IN INACOM'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 1997 AND THOSE DESCRIBED HEREIN UNDER RECENT EVENTS. SHOULD ONE OR MORE OF SUCH RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS BELIEVED, ESTIMATED OR EXPECTED.

RECENT EVENTS

    The key vendors of the Company provide various incentives for promoting and marketing their product offerings. The Company also participates in channel assembly programs of major computer manufacturers, which reduce the Company's inventory requirements. Information with respect to these matters is described in the "Certain Business Factors" section of Inacom's 1997 10-K with respect to "Impact of Vendor Incentive Funds", "Inventory Management Risk", and "Build-to-Order Delivery Model". Beginning in May 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers will (i) provide price protection for periods ranging from 2 to 4 weeks rather than the unlimited protection previously available, (ii) allow product returns on average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available, and (iii) provide incentives based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers. Further changes in these incentives could have a material adverse effect on the Company's operating results.

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenues, gross margins, and net earnings and the mix of revenues, gross margins, and net earnings of the Company segmented by the three main classifications:

                          SUMMARY OF OPERATING RESULTS

                                            THIRTEEN WEEKS ENDED                              TWENTY-SIX WEEKS ENDED
                              ------------------------------------------------  --------------------------------------------------
                               JUNE 27,    JUNE 28,    JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                 1998        1997        1998         1997         1998         1997         1998         1997
                              -----------  ---------  -----------  -----------  -----------  -----------  -----------  -----------
                                  (IN THOUSANDS)                                     (IN THOUSANDS)
Revenues:
  Computer products.........  $ 1,020,643  $ 884,952        89.6%        91.1%  $ 1,919,016  $ 1,657,705        89.7%        91.4%
  Computer services.........       85,265     60,607         7.5          6.2       160,307      108,238         7.5          6.0
  Communication products and
    services................       33,345     26,655         2.9          2.7        60,383       47,961         2.8          2.6
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
      Total.................  $ 1,139,253  $ 972,214       100.0%       100.0%  $ 2,139,706  $ 1,813,904       100.0%       100.0%
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----

                                            THIRTEEN WEEKS ENDED                              TWENTY-SIX WEEKS ENDED
                              ------------------------------------------------  --------------------------------------------------
                               JUNE 27,    JUNE 28,    JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                 1998        1997        1998         1997         1998         1997         1998         1997
                              -----------  ---------  -----------  -----------  -----------  -----------  -----------  -----------
                                  (IN THOUSANDS)                                     (IN THOUSANDS)
Gross Margin:
  Computer products.........  $    52,658  $  48,076        56.5%        59.3%  $    96,810  $    92,080        55.3%        61.3%
  Computer services.........       35,157     27,867        37.8         34.4        67,588       47,845        38.6         31.9
  Communication products and
    services................        5,301      5,072         5.7          6.3        10,755       10,179         6.1          6.8
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
      Total.................  $    93,116  $  81,015       100.0%       100.0%  $   175,153  $   150,104       100.0%       100.0%
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
Net Earnings:
  Computer products.........  $     4,724  $   2,550        41.4%        38.0%  $    10,472  $     4,883        50.1%        40.8%
  Computer services.........        5,533      3,464        48.5         51.6         8,660        5,691        41.5         47.7
  Communication products and
    services................        1,150        695        10.1         10.4         1,759        1,380         8.4         11.5
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
      Total.................  $    11,407  $   6,709       100.0%       100.0%  $    20,891  $    11,954       100.0%       100.0%
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----
                              -----------  ---------       -----        -----   -----------  -----------       -----        -----

    The following table sets forth, for the indicated periods, the gross margin percentage of the three main classifications and the consolidated gross margin percentage of the Company.

                                                                             THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                                           ------------------------  ------------------------
                                                                            JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                                                              1998         1997         1998         1997
                                                                           -----------  -----------  -----------  -----------
Gross Margin:
  Computer products......................................................         5.2%         5.4%         5.0%         5.6%
  Computer services......................................................        41.2         46.0         42.2         44.2
  Communication products and services....................................        15.9         19.0         17.8         21.2
    Consolidated Gross Margin............................................         8.2%         8.3%         8.2%         8.3%

REVENUES

    Revenues for the second quarter and first six months of 1998 increased $167.0 million or 17.2% and $325.8 million or 18.0% over the second quarter and first six months of 1997, respectively. Revenue growth resulted from an increase in all revenue components. Computer product sales increased $135.7 million or 15.3% and $261.3 million or 15.8% during the second quarter and first six months of 1998, respectively, compared to the same periods in 1997. Revenues from computer services increased $24.7 million or 40.7% and $52.1 million or 48.1% during the second quarter and first six months of 1998, respectively, compared to the same periods in 1997. Revenues from communication products and services increased $6.7 million or 25.1% and $12.4 million or 25.9% during the second quarter and first six months of 1998, respectively, compared to the same periods in 1997.

    Computer product revenues increased primarily as a result of an increase in products shipped directly to the end-user, overall industry growth, and the acquisitions completed by the Company-owned business centers. The increase in computer product revenues related to acquisitions was approximately $28.5 million and $77.2 million in the second quarter and first six months of 1998 over the second quarter and first six months of 1997, respectively. The increase in computer product sales resulted from an increase in sales through the Company-owned business centers ($55.0 million or 13.0% and $169.6 million or 22.1% in the second quarter and first six months of 1998 over the second quarter and first six months of 1997, respectively) and an increase in sales through the independent reseller channel ($80.7 million or 17.4% and $91.7 million or 10.3% in the second quarter and first six months of 1998 over the second quarter and first six months of 1997, respectively).

    Revenues from computer services increased as a result of increased sales efforts for such service offerings, the inclusion of these services with increasing computer product sales, and the recent acquisitions completed by the Company. The increase in computer services revenues related to acquisitions was approximately $4.3 million and $13.2 million in the second quarter and first six months of 1998 over the second quarter and first six months of 1997, respectively. The increase in computer services sales resulted primarily from an increase in sales through the Company-owned business centers ($23.1 million or 39.8% and $49.8 million or 48.7% in the second quarter and first six months of 1998 over the second quarter and first six months of 1997, respectively). Revenues from communication products and services increased as a result of growth in the independent reseller channel.

GROSS MARGINS

    The Company's consolidated gross margin percentage decreased in the second quarter and first six months of 1998 when compared to the same periods in 1997. The decrease in gross margin percentage for computer products resulted primarily from pricing pressures in the market in both the Company-owned business centers and the independent reseller channel in the second quarter and first six months of 1998 versus the same periods in 1997. The decrease in gross margin percentage for computer services resulted from a change in the mix of services to include less higher-margin technology integration services partially offset by an increase in technology support services and a decrease in lower-margin technology procurement services in both the second quarter and first six months of 1998 when compared to the same periods in 1997. The decrease in gross margin percentage for computer services is also attributable to the lower utilization rates of services specialists hired in the second quarter and first six months of 1998. The decrease in gross margin percentage for communication products and services resulted from an increase in lower margin sales in the independent reseller channel in both the second quarter and first six months of 1998 when compared to the same periods in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 1998 increased $1.8 million or 3.0% and $7.1 million or 6.2% compared to the second quarter and first six months of 1997, respectively. SG&A as a percent of revenues decreased to 5.7% in the second quarter and first six months of 1998 versus 6.4% in the second quarter and first six months of 1997. This decrease in SG&A as a percentage of revenues resulted primarily from efficiencies achieved in the costs of handling the increased product, services, and communications revenues. The Company incurred additional costs during the second quarter and first six months of 1998 related to the integration of acquisitions completed in 1997 and in the first six months of 1998. The increase in SG&A related to acquisitions was approximately $3.5 million and $10.1 million in the second quarter and first six months of 1998, respectively, when compared to the same periods in 1997.

INTEREST EXPENSE

    Interest expense for the second quarter and first six months of 1998 was $9.4 million and $16.9 million, respectively, versus interest expense of $7.1 million and $14.2 million in the second quarter and first six months of 1997, respectively. Interest expense increased due to higher average daily borrowings and the temporary use of more expensive financing during the transition to the Company's new financing agreements. The increase in average daily borrowings was partially offset by a decrease in the average daily-borrowing rate (excluding the impact of the temporary financing). Average daily borrowings for the second quarter and first six months of 1998 were $58.3 million and $63.7 million more than the average borrowings for the second quarter and first six months of 1997, respectively. The average daily-borrowing interest rate decreased approximately 23 basis points for the second quarter 1998 versus the second quarter of 1997 and 46 basis points for the first six months of 1998 versus the first six months of 1997. The increase in the average daily borrowings resulted from financing an increase in accounts receivable during both the second quarter and first six months of 1998 resulting from the increase in revenues during these periods. Higher average inventory levels throughout the second quarter and first six months of 1998 compared to the same periods in 1997 also contributed to the increase in average daily borrowings. The decrease in the average daily-borrowing interest rate (excluding the impact of the temporary financing) resulted primarily from the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997 (see "Liquidity and Capital Resources").

NET EARNINGS

    Net earnings for the quarter ended June 27, 1998 increased 70.0% to $11.4 million compared to net earnings of $6.7 million for the second quarter of 1997. Share earnings for the second quarter of 1998 increased to $.62 per diluted share from the $.51 per diluted share reported for the same period in 1997. Net earnings for the first six months of 1998 increased 74.8% to $20.9 million compared to net earnings of $12.0 million for the same period in 1997. Share earnings for the first six months of 1998 increased to $1.15 per diluted share from $.94 per diluted share reported for the same period in 1997. This increase resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    In April 1998, the Company terminated its $550.0 million inventory and working capital financing agreement with IBM Credit Corp. and its revolving credit facility for $40.0 million with another unrelated financial institution. These facilities were replaced by a senior secured revolving credit facility of $200.0 million with another unrelated financial institution and a $400.0 million non-interest bearing inventory financing agreement with IBM Credit Corp. for only IBM products.

    The Company's primary sources of liquidity are provided through the senior secured revolving credit facility of $200.0 million and convertible subordinated debentures of $141.5 million. The senior secured revolving credit facility was entered into in April 1998 and expires April 2002. The revolving credit facility is secured by certain inventory and assets of the Company with an interest rate based on LIBOR.

    On June 27, 1998, $113.2 million was outstanding under the senior secured revolving credit facility with an interest rate of 7.2% based on 30-day LIBOR.

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

    Long-term debt was 26.1% of total long-term debt and equity on June 27, 1998 versus 30.3% on December 27, 1997. The decrease was a result of an increase in equity due to earnings and the issuance of additional shares of common stock.

    In July 1998, the Company terminated its agreement to sell $200 million of accounts receivable, with limited recourse, to an unrelated financial institution. The agreement was initially entered into in June 1995 with respect to $100 million of accounts receivable and was amended in January 1997 to sell an additional $100 million of accounts receivable. New qualifying receivables were sold to the financial institution as collections reduced previously sold receivables in order to maintain a balance of $200 million sold receivables. On July 1, 1998, the Company entered into a new agreement to sell up to $250 million of direct trade accounts receivable, with limited recourse, to another unrelated financial institution. As with the previous agreement, new qualifying receivables are sold to the financial institution as collections reduce previously sold receivables.

    The senior secured revolving credit facility and the asset securitization facility entered into in July 1998 contain certain restrictive covenants, including the maintenance of minimum levels of working capital and tangible net worth, limitations on the amount of funded debt and interest expense, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. The Company was in compliance with the covenants contained in the senior secured revolving credit facility as of June 27, 1998.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently has two separate one-year interest rate swap agreements with an unrelated financial institution, which were entered into in October 1997 and March 1998 and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations both at 5.7% with an aggregate notional amount of $100 million covered under each agreement. An interest rate swap agreement, which was entered into in January 1997 carrying a fixed-rate interest payment obligation at 5.8% with an aggregate notional amount of $100 million, expired in January 1998. As a result of these swap agreements, interest expense was increased by approximately $90 thousand and $123 thousand in the second quarter and first six months of 1998, respectively.

    During the first six months of 1998, the Company used $28.8 million of cash in operations. Inventory decreased by $28.9 million during the first six months with a portion of the decrease offset by a decrease in accounts payable of $24.0 million. Accounts receivable increased $69.1 million during the first six months of 1998. Inventory decreased during the first six months of 1998 as a result of increased sales and the Company's efforts in managing its inventory levels. Accounts payable decreased as a result of the decrease in inventory levels. Accounts receivable increased as a result of the increase in revenues and increased vendor receivables.

    The Company used $83.5 million in cash for investing activities in the first six months of 1998. Cash of $55.8 million was used for business combinations and contingent payments related to business combinations. Cash of $19.0 million was used to purchase fixtures and equipment and cash of $10.3 million was used to make investments in unconsolidated affiliates.

    Net cash provided from financing activities for the first six months of 1998 totaled $114.2 million, of which $113.2 million was provided from short-term borrowings.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on August 1, 1998 will be sufficient to meet working capital and capital investment needs in 1998.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information", which requires reporting certain information about operating segments in the financial statements and in condensed financial statements of interim periods. The Company believes it will be required to present segments similar to the current three main classifications of computer products, computer services, and communication products and services under Statement No. 131. This Statement is effective for the Company's fiscal year ended December 26, 1998. Accordingly, disclosure will be in the Company's year-end financial statements and subsequent interim periods as required. Retroactive application will be required.

YEAR 2000 ISSUES

    Many computer systems and software programs, including several used by the Company require modification and conversion to allow date code fields to accept dates beginning with the year 2000. The Company began preparing its computer-based systems in 1996 and is in the final stages of implementing the required changes to make the systems year 2000 compliant. All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not expected to be material. The Company has been advised by a substantial majority of its vendors and suppliers that a majority of their products are year 2000 compliant, can be upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

                         INACOM CORP. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES

    The Company acquired Office Products of Minnesota in June 1998 for consideration including approximately $37.5 million in cash and 1,163,513 shares of Common Stock; the business provides computer services and sales in the Midwest. In connection with contingent payments related to the May 1997 acquisition of Bethco, Inc. and the December 1997 acquisition of Computer Biz, Inc., the Company issued an aggregate of 110,616 shares of Common Stock in June 1998. The issuances of securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    12  Statement re: Ratio of Earnings to Fixed Charges

    27  Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 27, 1998.

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

Dated this 11th day of August, 1998.