Form 10-Q
period 1998-09-26
INACOM CORP
filed 1998-11-10
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

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

                           Yes /X/            No / /

    As of November 2, 1998, there were 16,767,283 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 26,  DECEMBER 27,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    30,271    $   52,592
  Accounts receivable, net..........................................................       424,429       252,067
  Inventories.......................................................................       336,205       429,362
  Other current assets..............................................................        22,408        13,758
                                                                                      -------------  ------------
    Total current assets............................................................       813,313       747,779
                                                                                      -------------  ------------
Other assets, net...................................................................        36,492        34,502
Cost in excess of net assets of businesses acquired, net of accumulated
 amortization.......................................................................       214,258        88,411
Property and equipment, net.........................................................        94,583        89,847
                                                                                      -------------  ------------
                                                                                       $ 1,158,646    $  960,539
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................   $   399,809    $  409,513
  Notes payable.....................................................................       105,000        --
  Other current liabilities.........................................................        94,150        80,280
                                                                                      -------------  ------------
    Total current liabilities.......................................................       598,959       489,793
                                                                                      -------------  ------------
Convertible subordinated debentures.................................................       141,500       141,500
Other long-term liabilities.........................................................         3,986         4,030

Stockholders' equity:
  Capital stock:
  Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none issued........................................       --             --
  Common stock of $.10 par value.
    Authorized 30,000,000 shares; issued 16,767,283 shares in 1998 and 14,825,049 in
      1997..........................................................................         1,677         1,482
  Additional paid-in capital........................................................       274,866       216,671
  Retained earnings.................................................................       138,989       107,063
                                                                                      -------------  ------------
                                                                                           415,532       325,216

  Less unearned restricted stock....................................................        (1,331)       --
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       414,201       325,216
                                                                                      -------------  ------------
                                                                                       $ 1,158,646    $  960,539
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 26,  SEPTEMBER 27,
                                                           1998           1997           1998           1997
                                                       -------------  -------------  -------------  -------------
Revenues:
  Computer products..................................   $   931,497    $   921,361    $ 2,850,513    $ 2,579,066
  Computer services..................................        94,533         65,634        254,840        173,872
  Communications products and services...............        35,674         26,339         96,057         74,300
                                                       -------------  -------------  -------------  -------------
                                                          1,061,704      1,013,334      3,201,410      2,827,238
                                                       -------------  -------------  -------------  -------------
Direct costs:
  Computer products..................................       876,098        871,014      2,698,304      2,436,639
  Computer services..................................        59,266         36,390        151,985         96,783
  Communications products and services...............        28,663         20,037         78,291         57,819
                                                       -------------  -------------  -------------  -------------
                                                            964,027        927,441      2,928,580      2,591,241
                                                       -------------  -------------  -------------  -------------
Gross margin.........................................        97,677         85,893        272,830        235,997
Selling, general and administrative
 expenses............................................        70,137         66,164        192,911        181,822
                                                       -------------  -------------  -------------  -------------
Operating income.....................................        27,540         19,729         79,919         54,175
Financing expense, net...............................         8,799          7,489         25,685         21,673
                                                       -------------  -------------  -------------  -------------
Earnings before income taxes.........................        18,741         12,240         54,234         32,502
Income tax expense...................................         7,706          5,011         22,308         13,319
                                                       -------------  -------------  -------------  -------------
Net earnings.........................................   $    11,035    $     7,229    $    31,926    $    19,183
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Earnings per share:
  Basic..............................................   $      0.66    $      0.62    $      2.02    $      1.68
  Diluted............................................   $      0.57    $      0.55    $      1.71    $      1.49
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Common shares and equivalents
 outstanding:
  Basic..............................................        16,700         11,600         15,800         11,400
  Diluted............................................        21,400         14,100         20,500         13,900
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 26,  SEPTEMBER 27,
                                                                                          1998           1997
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net earnings......................................................................   $    31,926    $    19,183
  Adjustments to reconcile net earnings
    to net cash used by operating activities:
      Depreciation and amortization.................................................        32,901         22,230
      Changes in assets and liabilities, net
        of effects from business combinations:
          Accounts receivable.......................................................      (152,270)       (71,280)
          Inventories...............................................................        95,465        (88,071)
          Other current assets......................................................        (6,973)        (3,897)
          Accounts payable..........................................................       (26,559)       113,726
          Other liabilities.........................................................        (4,806)         6,137
                                                                                      -------------  -------------
        Net cash used by operating activities.......................................       (30,316)        (1,972)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Business combinations.............................................................       (57,211)        (7,550)
  Additions to property and equipment...............................................       (27,495)       (41,091)
  Investments in unconsolidated affiliates..........................................       (11,467)       --
  (Advances of) receipts from notes receivable......................................        (2,339)           (71)
  Other, including advances to affiliates...........................................           321         (2,260)
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................       (98,191)       (50,972)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt.......................................       105,000        (52,270)
  Proceeds from the exercise of employee stock options..............................         1,186          1,285
  Proceeds from (repayments of) receivables sold....................................       --             100,000
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................       106,186         49,015
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................       (22,321)        (3,929)
Cash and cash equivalents, beginning of the period..................................        52,592         31,410
                                                                                      -------------  -------------
Cash and cash equivalents, end of the period........................................   $    30,271    $    27,481
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 and the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997. The results of operations for the thirty-nine weeks ended September 26, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 26, 1998.

2.  ACCOUNTS RECEIVABLE

    In July 1998, the Company termininated its existing agreement to sell $200.0 million of accounts receivable, with limited recourse, to an unrelated financial institution. On July 1, 1998, the Company entered into a new agreement to fund up to $250.0 million by selling direct trade accounts receivable, with limited recourse, to another unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables. On September 26, 1998, $200.0 million was funded under the program and $49.1 million of additional accounts receivable were designated as a reserve to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On September 26, 1998, the implicit interest rate on the receivable sale transaction was 6.0%.

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

5.  EARNINGS PER SHARE

    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options and convertible subordinated debentures. Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share, compared to basic earnings per share, includes an increase to the numerator of $1.1 million and $3.2 million in the third quarter and the first nine months of 1998, respectively, and $0.5 million and $1.5 million in the third quarter and the first nine months of 1997, respectively, for interest expense that would not have been incurred if the convertible subordinated debentures were converted to common

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

5.  EARNINGS PER SHARE (CONTINUED)
stock. Diluted earnings per share, compared to basic earnings per share, also includes an increase to the denominator of 4.7 million shares in the third quarter and the first nine months of 1998 and 2.5 million shares in the third quarter and the first nine months of 1997 for additional common shares that would have been outstanding if the convertible subordinated debentures and certain stock options were exercised.

6.  MARKET DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. Beginning in May 1998, funds or credits received became primarily based on the sales of the vendors' products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 5% of sales.

7.  BUSINESS COMBINATIONS

    During the first nine months of 1998, the Company consummated business combinations and made contingent payments in relation to business combinations. The total consideration given for these business combinations, including contingent payments based on certain performance criteria, was $57.2 million in cash and 1,785,170 shares of common stock. The business combinations were accounted for as purchases and accordingly the condensed and consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. If the above business combinations had occurred at the beginning of the year, the pro forma operations of the Company would not have been materially different than that reported in the accompanying condensed and consolidated statement of operations.

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

RECENT EVENTS

    On October 9, 1998, the Company announced that it had signed a definitive merger agreement with Vanstar Corporation in which Vanstar will become a wholly owned subsidiary of the Company. The transaction will be accounted for as a pooling of interests. Vanstar's stockholders will receive 0.64 shares of Inacom Common Stock for each share of Vanstar. The transaction, which is subject to regulatory approval, shareholder approval of both companies, and other customary closing conditions, is expected to close in the fourth quarter of 1998 or the first quarter of 1999.

    The key vendors of the Company provide various incentives for promoting and marketing their product offerings. The Company also participates in channel assembly programs of major computer manufacturers, which reduce the Company's inventory requirements. Information with respect to these matters is described in the "Certain Business Factors" section of Inacom's 1997 10-K with respect to "Impact of Vendor Incentive Funds," "Inventory Management Risk," and "Build-to-Order Delivery Model." Beginning in May 1998, the major manufacturers announced and/or instituted changes in their sales incentive programs and inventory management programs. Pursuant to these changes, the major manufacturers will (i) provide price protection for periods ranging from 2 to 4 weeks rather than the unlimited protection previously available, (ii) allow product returns on average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available, and (iii) provide incentives based on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers. Further changes in these incentives could have a material adverse effect on the Company's operating results.

    On June 25, 1998, the Company's Board (i) established a Strategic Planning Committee of the Board of Directors consisting of Bill Fairfield (Chairman), James Crowe, and Mogens Bay, (ii) formally approved an engagement letter with Gregory & Hoenemeyer, Inc. by which such firm would render financial advisory services to the Company for a one-year period at a fee of $20,000 per month, and
(iii) changed the composition of the Compensation Committee to consisit of Mogens Bay (Chairman), Joseph Auerbach, and Gary Schwendiman.

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenues, gross margins, and net earnings and the mix of revenues, gross margins, and net earnings of the Company segmented by the three main classifications:

                          SUMMARY OF OPERATING RESULTS

                                           THIRTEEN WEEKS ENDED                              THIRTY-NINE WEEKS ENDED
                            --------------------------------------------------  --------------------------------------------------
                             SEPT. 26,    SEPT. 27,    SEPT. 26,    SEPT. 27,    SEPT. 26,    SEPT. 27,    SEPT. 26,    SEPT. 27,
                               1998         1997         1998         1997         1998         1997         1998         1997
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                 (IN THOUSANDS)                                      (IN THOUSANDS)
Revenues:
  Computer products.......  $   931,497  $   921,361        87.7%        90.9%  $ 2,850,513  $ 2,579,066        89.0%        91.3%
  Computer services.......       94,533       65,634         8.9          6.5       254,840      173,872         8.0          6.1
  Communications products
    and services..........       35,674       26,339         3.4          2.6        96,057       74,300         3.0          2.6
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
      Total...............  $ 1,061,704  $ 1,013,334       100.0%       100.0%  $ 3,201,410  $ 2,827,238       100.0%       100.0%
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
Gross Margin:
  Computer products.......  $    55,399  $    50,347        56.7%        58.6%  $   152,209  $   142,427        55.8%        60.3%
  Computer services.......       35,267       29,244        36.1         34.1       102,855       77,089        37.7         32.7
  Communications products
    and services..........        7,011        6,302         7.2          7.3        17,766       16,481         6.5          7.0
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
      Total...............  $    97,677  $    85,893       100.0%       100.0%  $   272,830  $   235,997       100.0%       100.0%
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
Net Earnings:
  Computer products.......  $     4,708  $     2,883        42.7%        39.8%  $    15,180  $     7,829        47.6%        40.8%
  Computer services.......        4,859        3,401        44.0         47.1        13,519        9,028        42.3         47.1
  Communications products
    and services..........        1,468          945        13.3         13.1         3,227        2,326        10.1         12.1
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
      Total...............  $    11,035  $     7,229       100.0%       100.0%  $    31,926  $    19,183       100.0%       100.0%
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----
                            -----------  -----------       -----        -----   -----------  -----------       -----        -----

    The following table sets forth, for the indicated periods, the gross margin percentage of the three main classifications and the consolidated gross margin percentage of the Company.

                                                                            THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                                                          ------------------------  ------------------------
                                                                           SEPT. 26,    SEPT. 27,    SEPT. 26,    SEPT. 27,
                                                                             1998         1997         1998         1997
                                                                          -----------  -----------  -----------  -----------
Gross Margin:
  Computer products.....................................................         5.9%         5.5%         5.3%         5.5%
  Computer services.....................................................        37.3         44.6         40.4         44.3
  Communications products and services..................................        19.7         23.9         18.5         22.2
    Consolidated Gross Margin...........................................         9.2%         8.5%         8.5%         8.3%

REVENUES

    Revenues for the third quarter and the first nine months of 1998 increased $48.4 million or 4.8% and $374.2 million or 13.2% over the third quarter and the first nine months of 1997, respectively. Revenue growth resulted from an increase in all revenue components. Computer product revenues increased

$10.1 million or 1.1% and $271.4 million or 10.5% during the third quarter and the first nine months of 1998, respectively, compared to the same periods in 1997. Revenues from computer services increased $28.9 million or 44.0% and $81.0 million or 46.6% during the third quarter and the first nine months of 1998, respectively, compared to the same periods in 1997. Revenues from communications products and services increased $9.3 million or 35.4% and $21.7 million or 29.3% during the third quarter and the first nine months of 1998, respectively, compared to the same periods in 1997.

    For the third quarter of 1998, computer product revenues increased primarily as a result of the acquisitions completed by the Company-owned business centers and an increase in products shipped directly to the end-user. This increase was partially offset by a decrease in computer products revenues through the independent reseller channel. Acquisitions added approximately $38.4 million to computer product revenues in the third quarter of 1998. Excluding the effects of the acquisitions, computer product revenues through the Company-owned business centers increased $21.3 million or 4.8% compared to the third quarter of 1997, while computer product revenues through the independent reseller channel decreased $49.6 million or 10.4% compared to the third quarter of 1997. Overall computer product demand remained strong, but product availability issues, which improved as the quarter grew to a close, constrained growth. The decrease in revenues in the independent reseller channel was mainly attributable to the product availability issues mentioned above and the resellers reducing their inventory levels in response to changes in the terms and conditions offered by the manufactuers.

    For the first nine months of 1998, computer product revenues increased primarily as a result of the acquisitions completed by the Company-owned business centers, an increase in products shipped directly to the end-user, and overall industry growth. Acquisitions added approximately $115.6 million to computer product revenues in the first nine months of 1998. Excluding the effects of the acquisitions, computer product revenues through the Company-owned business centers increased $113.7 million or 9.4% compared to the first nine months of 1997 and computer product revenues through the independent reseller channel increased $42.1 million or 3.1% compared to the first nine months of 1997.

    Revenues from computer services increased primarily as a result of increased sales efforts for such service offerings, the inclusion of these services with computer product sales, and the recent acquisitions completed by the Company. Acquisitions added approximately $6.7 million and $20.0 million to computer services revenues in the third quarter and the first nine months of 1998, respectively. Excluding the effects of the acquisitions, computer services revenues through the Company-owned business centers increased $19.2 million or 30.4% and $55.8 million or 33.7% in the third quarter and the first nine months of 1998 versus the third quarter and the first nine months of 1997, respectively.

    Revenues from communications products and services increased as a result of growth in the independent reseller channel.

GROSS MARGINS

    The Company's consolidated gross margin percentage increased in the third quarter and the first nine months of 1998 compared to the same periods in 1997. This increase was primarily due to a change in the mix to include more higher-margin computer services and communications products and services versus lower-margin computer products. The increase in the gross margin percentage on computer products in the third quarter of 1998 compared to the third quarter of 1997 was a result of the change in the mix to include more higher-margin direct business. The decrease in the gross margin percentage on computer products in the first nine months of 1998 compared to the first nine months of 1997 resulted from continued pricing pressures in the market, which were only partially offset by the change in the mix in the third quarter of 1998. The decrease in the gross margin percentage for computer services in both the third quarter and the first nine months of 1998 compared to the same periods in 1997 was attributable to lower utilization rates realized by services specialists hired in the third quarter and the first nine months of 1998. The lower utilitzation rates of the newly hired services specialists were primarily a result of the time required from when the service specialists were hired to when they became a fully utilized and billable resource. This decrease was partially offset by a change in the mix of services to include more higher-margin technology support and integration services and less lower-margin technology procurement services in both the third quarter and the first nine months of 1998 when compared to the same periods in 1997. The decrease in the gross margin percentage for communications products and services in both the third quarter and the first nine months of 1998 compared to the same periods in 1997 resulted from a change in mix to include more lower-margin sales in the independent reseller channel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses in the third quarter and the first nine months of 1998 increased $4.0 million or 6.0% and $11.1 million or 6.1% compared to the third quarter and the first nine months of 1997, respectively. SG&A as a percent of revenues increased to 6.6% in the third quarter of 1998 compared to 6.5% in the third quarter of 1997 primarily due to the SG&A added by the business combinations completed since the third quarter of 1997. Excluding these business combinations, SG&A as a percentage of revenue would have been unchanged from the third quarter of 1997 to the third quarter of 1998. In the first nine months of 1998, SG&A as a percent of revenue decreased to 6.0% when compared to 6.4% in the first nine months of 1997 primarily from efficiencies achieved in the costs of handling the increased product, services, and communications revenues. Acquisitions that have been completed by the Company and were not included in the third quarter and the first nine months of 1997 accounted for approximately $4.3 million of the SG&A in the third quarter of 1998 and $14.4 million of the SG&A in the first nine months of 1998.

FINANCING EXPENSE

    Financing expense in the third quarter and the first nine months of 1998 was $8.8 million and $25.7 million, respectively, versus financing expense in the third quarter and the first nine months of 1997 of $7.5 million and $21.7 million, respectively. Financing expense increased primarily as a result of higher average daily borrowings, the temporary use of more expensive financing during the transition to the Company's new financing agreements in the second quarter of 1998, and a one-time financing charge recognized in the third quarter of 1998. The one-time, pre-tax financing charge of $1.3 million, recognized under Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," related to the sale of assets under an accounts receivable securitization completed in July 1998. Excluding this one-time charge, financing expense in the third quarter of 1998 was unchanged compared to the same quarter of 1997. The average daily borrowings in the third quarter of 1998 were $56.1 million more than average daily borrowings in the third quarter of 1997, while the average daily borrowing rate in the third quarter of 1998 decreased approximately 71 basis points (excluding the impact of the temporary financing and the one-time charge) compared to the same quarter of 1997.

    The increase in financing expense in the first nine months of 1998 compared to the first nine months of 1997 was primarily due to an increase in average daily borrowings partially offset by a decrease in the average daily borrowing rate (excluding the impact of the temporary financing and the one-time charge). The average daily borrowings in the first nine months of 1998 were $61.2 million more than the average daily borrowings in the first nine months of 1997, while the average daily borrowing rate in the first nine months of 1998 decreased approximately 54 basis points (excluding the impact of the temporary financing and the one-time charge) versus the same period in 1997.

    The increase in average daily borrowings during the third quarter and the first nine months of 1998 resulted from financing an increase in accounts receivable which resulted from an increase in revenues and vendor receivables during these periods. The decrease in the average daily borrowing rate during the third quarter and the first nine months of 1998 (excluding the impact of the temporary financing and the one-time charge) resulted primarily from the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997 (see "Liquidity and Capital Resources"), the Company's new financing agreements, and the favorable borrowing rates in the financial markets.

NET EARNINGS

    Including the impact of the one-time financing charge (see "Financing Expense"), net earnings for the third quarter of 1998 increased 52.7% to $11.0 million compared to net earnings of $7.2 million for the third quarter of 1997. Share earnings for the third quarter of 1998 increased to $.57 per diluted share from the $.55 per diluted share reported for the same period in 1997. Net earnings for the first nine months of 1998 increased 66.4% to $31.9 million compared to net earnings of $19.2 million for the same period in 1997. Share earnings for the first nine months of 1998 increased to $1.71 per diluted share from the $1.49 per diluted share reported for the same period in 1997. Excluding the one-time, pre-tax financing charge of $1.3 million, or $0.7 million after-tax, net earnings were $11.7 million, or $.60 per diluted share, for the third quarter of 1998 and $32.6 million, or $1.75 per diluted share, for the first nine month of 1998. These increases resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through a senior secured revolving credit facility of up to $250.0 million, an asset securitization program of up to $250.0 million, and convertible subordinated debentures of $141.5 million.

    The senior secured revolving credit facility, which expires in April 2002, was entered into in April 1998 for $200.0 million and was increased in August 1998 to $250.0 million. The senior secured revolving credit facility is secured by certain inventory and assets of the Company with an interest rate based on LIBOR. On September 26, 1998, $105.0 million was outstanding under the senior secured revolving credit facility with an interest rate of 6.8% based on LIBOR.

    In July 1998, the Company termininated its existing agreement to sell $200.0 million of accounts receivable, with limited recourse, to an unrelated financial institution. On July 1, 1998, the Company entered into a new agreement to fund up to $250.0 million by selling direct trade accounts receivable, with limited recourse, to another unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables. On September 26, 1998, $200.0 million was funded under the program and $49.1 million of additional accounts receivable were designated as a reserve to offset potential obligations under limited recourse provisions; however, historical losses on Company receivables have been substantially less than such additional amount. On September 26, 1998, the implicit interest rate on the receivable sale transaction was 6.0%.

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

    Upon consummation of the merger contemplated under the definitive merger agreement with Vanstar Corporation (see "Recent Events" above) (i) each holder of 1997 debentures and 1996 debentures can require the Company to repurchase such holder's debentures at 100% of the principal amount thereof, plus accrued and unpaid interest and (ii) all amounts outstanding under the Company's $250.0 million senior secured revolving credit facility and its agreement to fund up to $250.0 million by selling direct trade accounts receivable, will be accelerated and immediately due, unless the Company receives written waivers from the parties to those agreeements. The Company intends to seek consents from the parties identified above and in the event consents are not available or not obtained, the Company intends to refinance these obligations if necessary.

    Long-term debt was 25.5% of total long-term debt and equity on September 26, 1998 versus 30.3% on December 27, 1997. The decrease was a result of an increase in equity due to earnings and the issuance of additional shares of common stock.

    The senior secured revolving credit facility entered into in April 1998, as amended, and the asset securitization program entered into in July 1998 contain certain restrictive covenants, including the maintenance of minimum levels of working capital and net worth, limitations on the amount of funded debt and interest expense, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. The Company was in compliance with the covenants contained in the senior secured revolving credit facility and the asset securitization facility on September 26, 1998.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently has two separate interest rate swap agreements for an aggregate notional amount of $100 million each with unrelated financial institutions, which were entered into in March 1998 and September 1998 and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.7% and 5.2%, respectively. The March 1998 interest rate swap agreement is a one-year agreement, while the September 1998 interest rate swap agreement is a one-year agreement with a one-year extension at the provider's option. An interest rate swap agreement entered into in January 1997 carrying a fixed-rate interest payment obligation at 5.8% for an aggregate notional amount of $100 million expired in January 1998, and an interest rate swap agreement entered into in October 1997 carrying a fixed-rate interest payment obligation of 5.7% for an aggregate notional amount of $100 million was terminated in September 1998. As a result of the above mentioned swap agreements, financing expense was increased by approximately $71 thousand and $194 thousand in the third quarter and the first nine months of 1998, respectively.

    During the first nine months of 1998, the Company used $30.3 million of cash in operations. Inventory decreased by $95.5 million during the first nine months with a portion of the decrease offset by a decrease in accounts payable of $26.6 million. Accounts receivable increased $152.3 million during the first nine months of 1998. Inventory decreased during the first nine months of 1998 as a result of increased sales and the Company's efforts in managing its inventory levels. Accounts payable decreased as a result of the decrease in inventory levels. Accounts receivable increased as a result of the increase in revenues and an increase in vendor receivables.

    The Company used $98.2 million in cash for investing activities in the first nine months of 1998. Cash of $57.2 million was used for business combinations and contingent payments related to business combinations. Cash of $27.5 million was used to purchase fixtures and equipment and cash of $11.5 million was used to make investments in unconsolidated affiliates.

    Net cash provided from financing activities for the first nine months of 1998 totaled $106.2 million, of which $105.0 million was provided from short-term borrowings.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on November 1, 1998 will be sufficient to meet working capital and capital investment needs in 1998.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain information about operating segments in the financial statements and in condensed financial statements of interim periods. The Company believes it will be required to present segments similar to the current three main classifications of computer products, computer services, and communications products and services under Statement No. 131. This Statement is effective for the Company's fiscal year ending December 26, 1998. Accordingly, disclosure will be in the Company's year-end financial statements and subsequent interim periods as required. Retroactive application will be required.

YEAR 2000

    In 1996, the Company began preparing its computer-based systems for year 2000 ("Y2K") computer software compliance issues. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company's Y2K project covers both traditional computer systems and infrastructure ("IT Systems") and computer-based hardware and software, facilities, and equipment ("Non-IT Systems"). The Company's Y2K project has six phases: inventory, assessment, renovation, testing, implementation, and contingency planning.

    The Company has completed an inventory and assessment of its IT Systems which are currently between 80% and 90% Y2K compliant. The Company expects to replace any non-compliant IT Systems by the end of the first quarter of 1999, with testing and implementation completed by the end of the second quarter of 1999. The Company has also completed an inventory and assessment of its Non-IT Systems, which are primarily located at its distribution centers and office locations. The Company expects to replace any non-compliant systems by the end of the first quarter of 1999, with testing and implementation completed by the end of the second quarter of 1999.

    The Company's Y2K project also considers the readiness of significant customers and vendors. Such significant vendors have indicated to the Company an expectation to be Y2K compliant. However, the non-compliance of such vendors could impair the ability of the Company to obtain necessary products or to sell or provide services to its customers. Disruptions of the computer systems of the Company's vendors could have a material adverse effect on the Company's financial conditions and results of operations for the period of such disruption.

    The Company believes that the most reasonably likely worst case Y2K scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000, with a resulting disruption of product shipments and services to the Company's customers. As part of its Y2K process, the Company plans to develop contingency plans with respect to such scenario and the vendors who are either unable or unwilling to develop remediation plans to become Y2K compliant. Although these plans are yet to be developed, the Company expects that these plans may include a combination of actions including stockpiling of products and components and selective resourcing of business to Y2K compliant vendors.

    The Company has incurred approximately $2.3 million of Y2K project expense to date. Future expenses are estimated to include approximately $2.2 million of additional costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

                         INACOM CORP. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES

    The Company acquired Tobek Technical Services, Inc. in July 1998 for consideration including approximately $0.3 million in cash and 29,914 shares of Common Stock; the business provides technology asset-management services. In connection with contingent payments related to the December 1997 acquisition of Computer Biz, Inc. and the February 1998 acquisition of Inacomp of Torrance, the Company issued an aggregate of 25,997 shares of Common Stock in September 1998. The issuances of securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

ITEM 5.  OTHER INFORMATION

    On October 9, 1998, the Company announced that it had signed a definitive merger agreement with Vanstar Corporation in which Vanstar will become a wholly owned subsidiary of the Company. The transaction will be tax-free to shareholders and will be accounted for as a pooling of interests. Vanstar's stockholders will receive 0.64 shares of Inacom Common Stock for each share of Vanstar. The transaction, which is subject to regulatory approval, shareholder approval of both companies, and other customary closing conditions, is expected to close in the fourth quarter of 1998 or the first quarter of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

    12  Statement re: Ratio of Earnings to Fixed Charges

    27  Financial Data Schedule

b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated October 9, 1998 reporting the signing of a merger agreement with Vanstar described in Item 5 above.

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

Dated this 10th day of November, 1998.