Form 10-K/A
period 1997-12-27
INACOM CORP
filed 1999-01-15
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PAGE 1 OF 24
                           INDEX TO EXHIBITS, PAGE 41

                                EXPLANATORY NOTE

    This amendment to InaCom Corp.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 is being filed solely to report a revision to note 2 to the Company's financial statements which now includes certain pro forma information relating to certain business acquisitions effected during 1997. The pagination of this amendment is the same as the pagination of the Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)(2) Financial Statements. See index to consolidated financial statements and supporting schedules.

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

    (G) EARNINGS PER SHARE

    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options and convertible subordinated debentures. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board (APB) Opinion 15 and related interpretations. SFAS No. 128, which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion 15. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share includes an increase to the numerator of $2.3 million in 1997 and $1.1 million in 1996 for interest expense that would not have

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) been incurred if the convertible subordinated debentures were converted to common stock, and the denominator includes an increase to common shares and equivalents outstanding of 2.7 million shares in 1997, 1.5 million shares in 1996, and 100 thousand shares in 1995, for additional common shares that would have been outstanding if the convertible subordinated debentures and certain stock options were exercised. Had the Company reported earnings per share under the previous APB opinion 15, primary and fully-diluted earnings per share for the years ending December 1997, 1996, and 1995, would have been $2.40, $1.76, $1.14 and $2.13, $1.64, $1.14, respectively.

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

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on any floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. In January 1997 and October 1997, the Company entered into two separate one-year interest rate swap agreements with an unrelated financial institution which resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.8% and 5.7%, respectively, with an aggregate notional amount of $100 million per each agreement. As a result of these swap agreements, interest expense was increased by approximately $260 thousand in 1997. The fair value of the swap agreements as of December 27, 1997 was $9.6 thousand. The January 1997 agreement expired in January 1998.

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

(2) BUSINESS COMBINATIONS

    During 1997, the Company completed several acquisitions. The total consideration given for the 1997 acquisitions was $39.4 million, which included $14.9 million in cash and 892,708 shares of common stock, in transactions accounted for as purchases. The excess purchase price over the estimated fair value of the net assets acquired was $40.0 million in 1997; the excess is being amortized using the straight line method over twenty years.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1997 acquisitions had occurred on December 31, 1995:

                                                                        1997          1996
                                                                    ------------  ------------
Revenues..........................................................  $  4,091,346  $  3,381,772
Net Income........................................................        30,420        18,269
Basic EPS.........................................................  $       2.47  $       1.62
Diluted EPS.......................................................  $       2.18  $       1.51

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) BUSINESS COMBINATIONS (CONTINUED)
    During 1996, the Company completed several acquisitions. The total consideration given for the 1996 acquisitions was $30.5 million, which included $23.4 million in cash and 327,495 shares of common stock, in transactions accounted for as purchases. The excess purchase price over the estimated fair value of the net assets acquired was $24.2 million in 1996; the excess is being amortized using the straight line method over twenty years.

    Also during 1996, the Company acquired all the issued and outstanding shares of two network consulting organizations for 272,726 and 90,910 shares of Common Stock, respectively, in transactions accounted for as a pooling of interests. The Company's consolidated financial statements for the year ended December 28, 1996, include the fourth fiscal quarter's activity for the acquired businesses. Prior period financial statements were not restated as the results of operations would not have been materially different than those previously reported by the Company. The effect of the immaterial poolings was to increase stockholders' equity by approximately $643,000.

    If the 1996 business combinations had occurred on January 1, 1995, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of operations.

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

    The $40.0 million revolving credit facility agreement expires in February 1999. On December 27, 1997, there were no outstanding balances under the revolving credit facility, however, the interest rate would

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 27, 1997
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED) have been 7.0% based on three-month LIBOR. The revolving credit facility is secured by inventory and other assets.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 15th day of January, 1999.

                                          InaCom Corp.

                                          By        /s/ BILL L. FAIRFIELD

                                            ------------------------------------
                                                Bill L. Fairfield, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InaCom Corp. and in the capacities indicated on the 15th day of January, 1999.

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

              JOSEPH AUERBACH*                Director

               MOGENS C. BAY*                 Director

              JAMES Q. CROWE*                 Director

             W. GRANT GREGORY*                Director

              JOSEPH INATOME*                 Director

               RICK INATOME*                  Director

             GARY SCHWENDIMAN*                Director

              LINDA S. WILSON*                Director

*Bill Fairfield, by signing his name hereto, signs this Amendment to Annual Report on behalf of each of the persons indicated. A power of attorney authorizing Bill L.
 Fairfield to sign the Amendment to Annual Report on Form 10-K on behalf of each of the indicated directors of Inacom Corp. has previously been filed as Exhibit 24.

           /s/ BILL L. FAIRFIELD
-------------------------------------------
             Bill L. Fairfield
              ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
       3.1   Restated Certificate of Incorporation of the Company, with amendments, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

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

       4.5   Amendments to Amended and Restated Receivable Purchase Agreement, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

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

      10.1   1987 Stock Option Plan of the Company, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

      10.2   1990 Stock Plan of the Company, with amendments thereto, incorporated herein by reference to
              Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1994.

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
      10.3   1994 Stock Plan of the Company, incorporated herein by reference to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 26, 1994.

      10.4   1997 Stock Plan of the Company, incorporated by reference from the Company's Annual Report on
              Form 10-K for the year ended December 27, 1997.

      10.5   Executive Incentive Plan, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

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

      10.8   Second Amendment to the Nonqualified Deferred Compensation Plan, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

      10.9   Rick Inatome Consulting Agreement, with amendment thereto, incorporated herein by reference to
              Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
              1995.

      10.10  Executive Death Benefit Plan, incorporated by reference from the Company's Annual Report on Form
              10-K for the year ended December 27, 1997.

      10.11  Executive Disability Wage Continuation Plan, incorporated by reference from the Company's Annual
              Report on Form 10-K for the year ended December 27, 1997.

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

      11     Statement re: Computation of Earnings Per Share, incorporated by reference from the Company's
              Annual Report on Form 10-K for the year ended December 27, 1997.

      12     Statement re: Ratio of Earnings to Fixed Charges, incorporated by reference from the Company's
              Annual Report on Form 10-K for the year ended December 27, 1997.

      21     Subsidiaries of the Company, incorporated by reference from the Company's Annual Report on Form
              10-K for the year ended December 27, 1997.

      23     Consent of KPMG Peat Marwick LLP.

      24     Powers of Attorney, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

EXHIBIT NO.  DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------  -----------
      27.1   Financial Data Schedule, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

      27.2   Financial Data Schedule, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

Pursuant to Item 601(h)(4) of Regulation S-K, certain instruments with respect to the Company's long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.1 through 10.14 above.