Form 10-K
period 1998-12-26
INACOM CORP
filed 1999-03-19
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 0-16114
                                  INACOM CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                            47-0681813
   (State or other jurisdiction        (I.R.S. Employer Identification
  incorporation or organization)                    No.)

   10810 FARNAM, OMAHA, NEBRASKA                    68154
  (Address of principal executive                (Zip Code)
             offices)

         Registrant's phone number, including area code: (402) 392-3900

          Securities registered pursuant to Section 12(b) of the Act:

                                       NAME OF EXCHANGE ON WHICH
        TITLE OF EACH CLASS                   REGISTERED
-----------------------------------  -----------------------------
   Common Stock, $.10 Par Value         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 12, 1999 as reported on New York Stock Exchange (NYSE), was approximately $493,000,000.

    As of March 12, 1999 there were 39,812,105 common shares of the registrant outstanding. See Item 1 "Recent Developments."

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PAGE 1 OF 72
                           INDEX TO EXHIBITS, PAGE 48

                                     PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS.

    The stockholders of InaCom Corp., a Delaware corporation ("InaCom" or the "Company"), at a special stockholders' meeting on February 17, 1999, approved the issuance of InaCom common stock to stockholders of Vanstar Corporation ("Vanstar"), pursuant to an Agreement and Plan of Merger dated October 8, 1998 (the "Merger Agreement"). The Vanstar stockholders also approved the Merger Agreement. Vanstar became a wholly-owned subsidiary of InaCom on February 17, 1999 following the foregoing stockholder approvals (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

    The merger makes InaCom one of the world's leading technology services companies with nearly $7.0 billion in revenues, and more than 12,000 employees including 7,500 technical professionals.

    In connection with the merger, the Company issued 0.64 shares of common stock for each share of Vanstar common stock outstanding which was approximately
28.0 million shares of the Company's common stock for all shares of the outstanding common stock of Vanstar. Stock options issued under Vanstar's stock option plans were assumed by InaCom in the merger and entitled the holders to purchase an aggregate of approximately 3.8 million shares of InaCom common stock upon exercise of such options. As of March 12, 1999, the Company had 45,090,533 shares of common stock outstanding or issuable pursuant to the February 1999 merger with Vanstar. However, not all the Vanstar certificates have been exchanged for InaCom common stock as of March 12, 1999. Consequently, 39,812,105 shares of common stock were outstanding on March 12, 1999.

    The consolidated financial statements of the Company appearing under Items 14(a)(1) and (2) contained herein are presented for periods ending prior to the merger. The merger was accounted for as a pooling of interests and accordingly supplemental consolidated financial statements that give retroactive effect to the merger of InaCom and Vanstar have been filed in a Current Report on Form 8-K/A dated February 17, 1999.

    The InaCom stockholders at the special stockholders' meeting also approved
(a) an amendment to the certificate of incorporation of InaCom to increase the number of authorized shares of InaCom common stock to 100,000,000 shares and (b) an increase of an additional 10,000,000 shares of InaCom common stock authorized for issuance under the 1997 InaCom Stock Plan.

GENERAL DESCRIPTION OF BUSINESS.

    InaCom is a leading single-source provider of information technology services and products designed to enhance the productivity of information systems primarily for Fortune 1000 clients. The Company offers a comprehensive range of services to manage the entire technology life cycle including: (1) technology planning, (2) technology procurement, (3) technology integration, (4) technology support, and (5) technology management. InaCom's expertise includes the integration of voice and data communications. InaCom sells its services and products through a marketing network of approximately 90 business centers owned by the Company (on December 26, 1998) throughout the United States that focus on serving large corporations. The Company also has a network of approximately 875 value-added independent dealers (on December 26, 1998) that typically have a regional, industry, or specific service focus. The Company has international locations in Central America, South America, and Mexico and international affiliations in Europe, Asia, the Caribbean, Middle East, Africa, and Canada to satisfy the technology management needs of its multinational clients.

    InaCom's expertise in procurement, customization, and deployment of personal computers, peripherals, and software from a wide range of major vendors enables the Company to customize information solutions to meet specific client needs. In addition, InaCom provides its clients with numerous benefits including in-depth product knowledge and experience, competitive pricing from its purchasing arrangements, and a wide array of integration and support services supporting client needs on an on-going basis.

HISTORY AND STRATEGY

    The Company has been providing information technology services and products since 1982. The Company was established as a division of Valmont Industries, Inc. ("Valmont") in 1982 and became a wholly owned-subsidiary of Valmont in 1985 under the name ValCom, Inc. The Company completed an initial public offering of its common stock in 1987 and changed its name to InaCom Corp. in 1991. Pursuant to the Company's strategy of increasing its direct contact with client, the Company has increased its client direct revenues from approximately 30% in 1985 to approximately 75% in 1998.

    InaCom's strategy is to grow and increase economic value added to enhance shareholder value. To achieve these goals, InaCom provides comprehensive solutions to improve the productivity of its clients' information systems. Key elements of the Company strategy are: (1) to leverage client relationships to continue expanding higher-margin services revenues, (2) to capitalize on client trends of outsourcing services, (3) to expand offerings and geographic coverage through strategic acquisitions, and (4) to capitalize on the convergence of data and voice communications.

INTEGRATED LIFE CYCLE SERVICES

    As a single-source provider of information technology services and products, the Company strives to help its clients optimize their information technology investments and control ongoing costs throughout the entire life cycle of the clients' technology systems. The Company combines a process improvement approach along with tools and practices gained by experience and trained personnel to assist its clients in managing the entire life cycle and costs of distributed technology. The Company distinguishes itself by being a client advocate, offering manufacturer-independent recommendations to clients that help clients gain more value and achieve the desired return on investment from their complex and critical distributed technology infrastructure. InaCom demonstrates a leadership position as the largest provider of Intel-based computer systems in North America, the largest provider of IBM, Compaq and Hewlett-Packard PC technologies worldwide and the largest provider of Lucent Technologies communications servers worldwide.

    TECHNOLOGY PLANNING. Technology planning services involve assisting clients in designing and developing standardized technology platforms. The services include determining standard hardware technology, application software, operating system software, and networking platforms. The Company assists its clients with the selection and standardization of manufacturer brands (such as IBM, Compaq, Hewlett-Packard, Microsoft, Lotus, and others) and assists its clients in studying the total cost, performance, and capabilities of these brands and products.

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

    TECHNOLOGY PROCUREMENT. Technology procurement services generally involve coordinating the technology purchase process, requisitioning technology products, processing, tracking, and reporting on the status of orders, customizing hardware and software configurations, direct deployment to clients' desktops, and shipment tracking. The demand for cost-effective customized technology systems has driven a significant change in industry procurement methods including the trend toward build-to-order and customization programs. Compaq, IBM, and Hewlett-Packard have chosen InaCom for participation in their build-to-order programs. InaCom has invested over $42 million in its state-of-the-art assembly and delivery systems to provide build-to-order and customization capabilities. The facilities are strategically located in Swedesboro, New Jersey, Omaha, Nebraska, and Ontario, California to provide prompt and cost-effective delivery nationwide.

    The Company also focuses its technology procurement services on shortening the delivery time of technology products, improving compliance to standards in its clients' organizations, assisting in negotiating hardware and software agreements on behalf of its clients, and providing other services that minimize clients' costs. The Company provides certain clients with on-site technical procurement specialists who assist and manage the technology procurement process at client locations nationwide. These procurement specialists are technically oriented and focus on process improvement and operational efficiencies in the procurement process.

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

    The Company's break/fix hardware maintenance capabilities are supported directly by the Company's help desk operation, HelpCentral-TM-. Centralized break/fix hardware maintenance provides coordination, problem solving, tracking, and control of the clients' hardware maintenance needs.

    IMAC distributed support services are managed through various scheduling and reporting tools that are interrelated with the Company's VISTA-TM-, VISION-TM-, Inacommerce-TM-, and Inacommerce Plus-TM- information systems. Additionally, the Company provides distributed support services to its clients by providing on-site technical personnel that may be involved in various support activities, including LAN administration, network monitoring, general deskside support, and some end-user training.

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

    TECHNOLOGY MANAGEMENT. The Company provides technology management services that assess the current state and future needs of a client's distributed technology network to maximize the value of the client's investment in its networked systems. The technology management services provided through remote management centers assist clients in the control and reliability of LAN/WAN environments, provide a study of adequate network speed and responsive user services, and monitor the infrastructure and system capabilities to satisfy clients' current and future needs. The Company has developed specific products and programs to assist its clients in the technology management function, including Inacom Network Patrol-TM- and Inacom Network Baseline-TM-.

    The Company has also developed a comprehensive program called Inacom Asset Advantage-TM- that contains tools and process improvement techniques to assist its clients in the inventorying, tracking and controlling of distributed technology assets. This program helps clients meet financial, risk management, custodial, warranty, maintenance, service, and refreshment objectives. The products, including Inacom Asset Roll-Call-TM-, can be integrated with HelpCentral-TM- and also integrated with the other life cycle products and programs to help lower the total ownership cost of clients' technology. Additionally, the Company's Computer Resources International and Boston Computer Exchange business units provide customized asset registry, asset tracking services and disposal services to its clients.

PRODUCTS AND VENDORS

    Products include desktops, laptops, servers, monitors, printers, operating systems software, phone systems, voice mail, voice processing, data network equipment, multiple small office-home office offerings, and maintenance. The Company currently distributes products from such leading vendors as Compaq, IBM, Hewlett-Packard, Dell, Toshiba, Lexmark, Novell, Microsoft, Oracle, 3Com, SynOptics, Cisco, Intel, Network General, and Lucent Technologies. Compaq, IBM, and Hewlett-Packard, collectively, represented approximately 64% and 63% of the Company's net revenues in fiscal 1998 and 1997, respectively.

    The Company has negotiated purchase arrangements, including price, delivery, training, and support, directly with most major vendors. The Company's agreements with its vendors are generally on a non-exclusive basis and may be terminated by the vendors on notice typically ranging from 30 to 90 days.

    The agreements with vendors generally contain provisions with respect to product cost, price protection, returns, and product allocations; the Company is generally entitled to price protection with all major vendors on eligible products in the Company's inventory in the event of vendor price reductions. Certain vendors also sponsor payment programs with several financial service organizations to facilitate product sales through the business centers. In addition, the Company's primary vendors provide various incentives for promoting and marketing their products which typically range from 1% to 5% of sales. The three major forms of vendor incentives received by the Company are co-operative funds, market development funds, and vendor rebates. Co-operative funds are earned based upon the sale of the vendor's products and generally must be utilized to offset the costs associated with advertising and promotion pursuant to programs established by the respective vendor. Market development funds are earned based upon the Company's purchases from the vendor and generally must be used for market development activities approved by the respective vendor. Vendor rebates are based upon the Company's attaining purchase volume targets established with the vendor. Rebates generally can be used at the Company's discretion.

MARKETING NETWORK

    At December 26, 1998, products and services were sold through a marketing network of approximately 1,000 business centers located throughout the United States, of which approximately 90 are owned by the Company. The Company has international locations in Central America, South America, and Mexico and international affiliations in Europe, Asia, the Caribbean, Middle East, Africa, and Canada to satisfy the technology management needs of its multinational clients. As a result of the February 1999 merger with Vanstar, the Company acquired approximately 100 additional Company-owned business centers. As the two companies are integrated, duplicate locations will be consolidated.

    The Company's direct sales force in the Company-owned business centers enables the Company to establish relationships with major corporate clients for purposes of marketing the Company's integrated life cycle services.

INTERNATIONAL CAPABILITIES AND FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS
  AND EXPORT SALES

    The Company has no material export sales. To satisfy the technology management service needs of its multinational clients, Inacom International, a subsidiary of the Company, has international locations in Central America, South America, and Mexico and international affiliations in Europe, Asia, the Caribbean, Middle East, Africa, and Canada. International Computer Group (ICG) London, an affiliation of leading independent organizations in various countries, provides pc-related products and services to international corporate clients. InaCom's capabilities in international project management and local resources of the affiliated members allow InaCom to serve the global needs of its multinational clients' information technology projects. Inacom Latin America, an InaCom subsidiary, provides international logistics and customization services in Mexico, the Caribbean, and Central and South America.

    As a result of the February 1999 merger with Vanstar, the Company acquired international locations in Europe and Asia. Vanstar's export sales were not material for the year ended December 1998. As the two companies are integrated, duplicate international capabilities will be consolidated.

SEASONAL FACTORS IN BUSINESS

    The fourth quarter of the Company's fiscal year generally produces higher revenues due principally to year-end purchases made by business customers. However in 1998, the revenues for the fourth quarter were less than revenues recorded in the second and third quarters. This decrease was primarily due to the Company increasing its efforts on the client direct side of the business while de-emphasizing the high volume, lower margin distribution business.

CLIENTS

    InaCom believes its client base of large and medium-sized businesses is most likely to benefit from the cost savings obtainable through the integrated life cycle services offered by the Company. InaCom is not dependent for a material part of its business upon a single or a few clients and the loss of any one client would not have a material adverse effect on the Company's business.

SERVICE MARK AND TRADEMARK

    The Company holds United States service mark and trademark registrations for the marks "Inacom," "ValCom," "Inacomp," and "Vanstar." The Company also has certain state registrations. The Company claims common law rights to the marks based on adoption and use. To the Company's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation threatened or claimed, with respect to the marks in any jurisdiction.

GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws and regulations affecting businesses generally such as laws and regulations concerning employment, workplace safety, and protection of the environment. The Company is also subject to federal and state laws regulating franchise relationships which generally impose registration and/or disclosure requirements on the Company in the offer and sale of franchises and also regulate related advertisements. The Company believes it is in substantial compliance with all such laws and regulations.

COMPETITION

    The Company competes in the technology management services industry with a large number of service providers, including IBM through its Global Services division, Andersen Consulting, CompuCom, EDS, ENTEX, GE Capital Technology Management Service, Wang, and Unisys. Competition in communication products and services is also intense, and includes entities which are also significant vendors to the Company, such as Lucent Technologies and AT&T. Certain competitors and manufacturers are substantially larger than the Company and have greater financial, technical, service, and marketing resources.

    All aspects of the integrated life cycle services industry are highly competitive. This industry continues to experience a significant amount of consolidation. In the future InaCom may face fewer but larger and better-financed competitors as a consequence of such consolidation. The Company's marketing network competes for potential clients, including national accounts, with numerous resellers and distributors. Several computer manufacturers have expanded their channels of distribution, pricing, and product positioning and compete with the Company's marketing network for potential clients. Other competitors operate mail order or discount stores offering clones of major vendor products. The Company also competes with other computer technology providers in the recruitment and retention of franchisees and independently owned resellers.

EMPLOYEES

    At December 26, 1998, the number of employees was approximately 5,600. As a result of the February 1999 merger with Vanstar, the Company added approximately 6,500 employees. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

BACKLOG

    The backlog of orders for products distributed by the Company was $32.6 million at the close of the 1998 fiscal year compared to $47.5 million at the close of the 1997 fiscal year and $59.3 million at the close of the 1996 fiscal year. Such orders are not necessarily firm since large customers may place orders with several technology providers and accept products from the technology provider who delivers first.

                            CERTAIN BUSINESS FACTORS

    THIS REPORT, INCLUDING DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INACOM THAT ARE BASED ON THE BELIEFS OF INACOM MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO INACOM MANAGEMENT. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF INACOM WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS, INCLUDING THE RISK FACTORS DESCRIBED IN THIS REPORT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS BELIEVED, ESTIMATED OR EXPECTED.

    WE MUST RECRUIT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL IN ORDER TO BE COMPETITIVE.

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

    SIGNIFICANT CONSOLIDATION AND MANUFACTURERS SELLING DIRECT TO CONSUMERS MAY CAUSE COMPETITION TO INCREASE IN INTENSITY.

    The technology management services industry is highly competitive and continues to experience a significant amount of consolidation. In the future, InaCom may face fewer but larger and better financed competitors as a consequence of such consolidation. In addition, several computer manufacturers have expanded their channels of delivery, pricing and product positioning and compete with InaCom's marketing network for potential clients. To the extent that the technology services industry continues to consolidate or computer manufacturers continue to compete directly for InaCom customers, InaCom's business could be adversely affected.

    IF WE FAIL TO MANAGE OUR GROWTH, OUR PROFITABILITY MAY BE ADVERSELY
AFFECTED.

    InaCom's goal is to increase the scale of its operations through internal growth and through the acquisition of other businesses. Consequently, InaCom may experience periods of rapid growth with significantly increased staffing requirements. InaCom's ability to maintain and manage its growth effectively will require it to expand its management information systems capabilities and to improve its operational and financial systems and controls. Moreover, InaCom will need to attract, train, motivate, retain, and manage its senior managers, technical professionals, and other employees. Any failure to expand its management information systems capabilities and its operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with any business growth InaCom may experience would have a material adverse effect on InaCom's business, financial condition and results of operations.

    OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT COUNTERACT FUTURE DECLINES IN GROSS MARGINS.

    Gross margins on product sales declined over the past several years because of product price reductions and intense competition. Gross margins for services may also decline as competition intensifies. InaCom has responded by reducing operating expenses as a percentage of revenue and by focusing on sales of higher margin services. A material decrease in the gross margin for services or a failure by InaCom to successfully maintain reduction of operating expenses as a percentage of gross margins could have a material adverse effect on InaCom's business.

    IF KEY VENDORS DECREASE INCENTIVE FUNDS, OUR PROFITABILITY WILL BE ADVERSELY AFFECTED.

    InaCom's key vendors provide various incentives for promoting and marketing their product offerings. A material decrease in the level of vendor incentive funding or credits would have a material adverse effect on InaCom's business. Beginning in May 1998, funds or credits received by InaCom became primarily based on the sales of the vendor's products through the independent dealer and InaCom-owned channels rather than based upon purchases of the products from the vendors. The three major forms of vendor incentives received by InaCom are co-operative funds, market development funds, and vendor rebates. The funds or credits are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. These funds or credits from InaCom's primary vendors typically range from 1% to 5% of sales of the vendors' products by InaCom.

    IF OUR VENDORS DO NOT CONTINUE CURRENT PRICE PROTECTION POLICIES OR THERE ARE OTHER UNFORESEEN EVENTS, WE MAY HAVE TO DEVALUE OUR INVENTORY.

    The personal computer industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. These factors can place inventory at considerable valuation risk. InaCom's information technology suppliers generally provide price protection intended to reduce the risk of inventory devaluation. However, beginning in May 1998, the major suppliers announced plans to reduce the number of days for which they will provide price protection to periods ranging from two to four weeks rather than the unlimited protection previously available and to allow product returns on average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available. If the suppliers do not continue current price protection policies or if there are unforeseen product developments, InaCom's business could be materially adversely affected.

    IF THE SUPPLY AGREEMENTS WITH OUR KEY VENDORS WERE MATERIALLY REVISED, NOT RENEWED OR TERMINATED, IT WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    InaCom's business depends on its relationship with key vendors. An unanticipated interruption in one or more of the relationships could have a material adverse effect on InaCom. In 1998 InaCom derived approximately 64% of its total revenue from Compaq, IBM and Hewlett-Packard products. InaCom's agreements with these vendors are on a non-exclusive basis and may be terminated by the vendors on notice typically ranging from 30 to 90 days. InaCom's business relationships with the key vendors are good but a material adverse effect on InaCom's business would occur if a supply agreement with a key vendor were materially revised, were not renewed or were terminated, key computer vendors materially decreased marketing development funds paid to InaCom, or the supply of products was insufficient or interrupted.

    WE MAINTAIN A SIGNIFICANT AMOUNT OF RATE-SENSITIVE WORKING CAPITAL TO FINANCE OUR OPERATIONS.

    InaCom borrows a significant amount of working capital to purchase inventory and to finance accounts receivable. InaCom borrows working capital through a revolving credit facility and an asset securitization program. InaCom has also raised capital through the public sale of debentures. InaCom's working capital financing is subject to interest rate increases because much of the borrowing bears a floating interest rate. In addition, such financing is subject to additional uncertainty because there is no assurance that future borrowing will be available in amounts and on terms acceptable to InaCom.

    IF WE ARE UNABLE TO PROPERLY MANAGE "BUILD-TO-ORDER" PROGRAMS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    InaCom is participating in "build-to-order" programs of Compaq, IBM, and Hewlett-Packard. Under each of these programs, InaCom performs the final assembly of computer products after a customer order is received. InaCom believes the build-to-order program reduces InaCom's inventory requirements and improves margins. The potential disadvantages of the build-to-order program include a decrease in the number of days of price protection available from manufacturers, and the costs and additional administrative burdens of meeting manufacturers' strict qualification standards for final assembly of computer products. The failure of InaCom to meet the manufacturers' qualification standards, or the inability of InaCom to manage its inventory to meet customer demands and within the manufacturers' price protection limits, could have a material adverse effect on InaCom's business.

    FUTURE INACOM ACQUISITIONS MAY RESULT IN INCREASED DEBT AND DILUTION TO INACOM STOCKHOLDERS.

    InaCom acquires businesses and enters into strategic alliance relationships with resellers in selected geographic markets and service areas. Acquisitions involve a number of special risks, including integrating acquired businesses into InaCom's operation, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions and the financial impact of goodwill amortization. Although InaCom has no definite plans to acquire any particular business, it may issue InaCom common stock to consummate certain such acquisitions in the future which may cause dilution to current stockholders.

    FAILURE OF OUR PROCUREMENT AND DELIVERY SYSTEMS COULD RESULT IN OUR FAILURE TO TAKE ORDERS, SHIP PRODUCTS AND REACT TO MARKET CONDITIONS.

    InaCom depends on a variety of information systems to provide it with a competitive advantage. A failure of InaCom's proprietary procurement and delivery systems or any of its other information systems could prevent InaCom from taking orders and/or shipping product and prevent clients from accessing product availability information from InaCom. Such failure could also prevent InaCom from determining appropriate product processing or the adequacy of inventory levels, and prevent InaCom from reacting to rapidly changing market conditions.

ITEM 2. PROPERTIES.

    The Company leases its principal executive and administrative offices in Omaha, Nebraska, including approximately 95,000 square feet under a lease expiring in July 2012, approximately 115,000 square feet under a lease expiring in March 2007, and approximately an additional 24,000 square feet under leases expiring from June 2002 through September 2003.

    The Company leases distribution and customization facilities in Omaha, Nebraska, including approximately 128,000 square feet under a lease expiring in May 2003, a distribution and customization facility in Swedesboro, New Jersey, with approximately 203,000 square feet under a lease expiring in April 2007, and a distribution and customization facility in Ontario, California, with approximately 179,000 square feet under a lease expiring in July 2006. These facilities serve as the distribution and customization points for the Company.

    The land and buildings for all other business centers owned by the Company and warehouse facilities are also leased. Most of these leases are operating leases, under which the Company pays maintenance, insurance, repairs, and utility costs. Average terms of these leases are one to five years with options to renew or terminate.

    As a result of the February 1999 merger with Vanstar, the Company acquired additional properties. Vanstar leases (1) 92,335 square feet of office space in Alpharetta, Georgia under two separate leases expiring in November 1999 and December 2001, (2) three buildings in Roswell, Georgia totaling 86,880 square feet for one of its corporate divisions under a lease expiring in May 2001 and
(3) 89,086 square feet of office space in Pleasanton, California under a lease expiring in May 2006. Vanstar's main distribution center is located in Indianapolis, Indiana, consisting of 415,680 square feet under a lease expiring in April 2007. Vanstar also leases a distribution center in Livermore, California with 192,000 square feet which lease expires in September 1999 and a 51,520 square feet repair facility in Wharton, New Jersey which lease expires in September 2004. Vanstar's new Solution Center, consisting of 85,852 square feet, is located in Tempe, Arizona, and has a lease term extending until December 2007.

ITEM 3. PENDING LEGAL PROCEEDINGS.

    On July 3, 1997, a trust claiming to have purchased shares of Vanstar common stock filed suit in Superior Court of the State of California. The suit is entitled O'Neal Trust v. Vanstar Corporation, et al., Case No. CV767266. On January 21, 1998, the same plaintiff along with others claiming to have purchased shares of Vanstar common stock, filed suit in the United States District Court for the Northern District of California, making allegations virtually identical to those in the earlier suit. The recent suit is captioned O'Neal Trust, et al.
v. Vanstar Corporation, et al., Case No. C-98-0216 MJJ. Both suits named as defendant Vanstar and certain former directors and officers of Vanstar. The complaints in both suits generally allege, among other things, that the defendants made false or misleading statements or concealed information regarding Vanstar and that the plaintiffs, as holders of the Vanstar common stock, suffered damage as a result. The plaintiffs in both suits seek class action status, purporting to represent a class of purchasers of Vanstar common stock between March 11, 1996 and March 14, 1997, and seek damages in an unspecified amount, together with other relief. The complaint in the first suit purports to state a cause of action under California law; the complaint in the recent suit purports to state two causes of action under the Securities Exchange Act of 1934. On July 23, 1998, the California Superior Court dismissed the state court complaint as to certain defendants. The Company believes that the plaintiffs' allegations in both suits are without merit and intends to defend the suits vigorously.

    The Company is involved in a limited number of legal actions arising in the ordinary course of business, the result of none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a stockholder vote during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company as of March 12, 1999 are listed below in order of their length of service to the Company, together with their ages and all Company positions and offices held by them.

             NAME                   AGE                                      POSITION
-------------------------------     ---     ---------------------------------------------------------------------------
Bill L. Fairfield                       52  Director, President and Chief Executive Officer
David C. Guenthner                      49  Executive Vice President and Chief Financial Officer
Michael A. Steffan                      47  President, Distribution and Operations, and Secretary
Cris Freiwald                           44  President, International Division
Robert A. Schultz                       56  Group Executive, Information Systems Group
George DeSola                           52  Group Executive, Technology Service Group
Larry Fazzini                           51  Senior Vice President of Corporate Resources
Jeffrey A. Hartigan                     56  Vice President and Chief Information Officer
Leon Kerkman                            39  Senior Vice President and Assistant General Manager of Distribution and
                                            Operations
Len Smith                               47  Chief Technology Officer
Richard Oshlo                           51  Vice President and Treasurer
Dennis Strittmatter                     52  Vice President of Life Cycle Services

    Except as set forth below, all of the officers have been associated with the Company in their present position or capacities for more than the past five years.

    Bill L. Fairfield has been President and a director of InaCom since March 1985. He was named Chief Executive Officer in September 1987. Mr. Fairfield serves as a director of Buckle, Inc., Sitel Corp. and International Computer Group (ICG) Paris.

    David C. Guenthner was named Executive Vice President and Chief Financial Officer in November 1991. Prior to November 1991, Mr. Guenthner was Senior Vice President of Finance and Chief Financial Officer for InaCom.

    Michael A. Steffan was named President of Distribution and Operations in December 1995. Mr. Steffan was responsible for the Reseller Division from December 1994 to December 1995 in addition to his position as President of Distribution and Operations, a position he had held since May 1993. Prior to May 1993, Mr. Steffan was Vice President of Corporate Development. Mr. Steffan has served as Secretary for InaCom since March 1985.

    Cris Freiwald was named President of the International Division in November 1994. Mr. Freiwald was Vice President of Corporate Development from May 1993 to November 1994. Prior to May 1993, Mr. Freiwald was Director of Business Development.

    Robert A. Schultz was named Group Executive of the Information Systems Group in December 1996. Prior to December 1996, Mr. Schultz was the President and General Manager of Direct Operations, a position he had held since April 1994, and the President and General Manager of Client Services Division, a position he had held from January 1993 to December 1996.

    George DeSola was named Group Executive of the Technology Services Group in December 1996 in addition to his position as President of InaCom Communications, a position he held from March 1994 to June 1998. Mr. DeSola was responsible for Corporate Marketing from December 1994 to December 1996. Prior to March 1994, Mr. DeSola was the Vice President of Marketing and Customer Service for MCI Communications Corp., a telecommunications company.

    Larry Fazzini was named Senior Vice President of Corporate Resources in August 1997. Prior to August 1997, Mr. Fazzini was Vice President of Corporate Resources, a position he had held since he joined InaCom in February 1993.

    Jeffrey A. Hartigan was named Vice President and Chief Information Officer in May 1995 when he joined InaCom. Prior to May 1995, Mr. Hartigan was Vice President of Information Services at Northern Telecommunications Inc. (NORTEL), a telecommunications company.

    Leon Kerkman was promoted to Senior Vice President and Assistant General Manager of Distribution and Operations in February 1999. Prior to February 1999, Mr. Kerkman was Vice President and Assistant General Manager of Distribution and Operations, a position he had held since March 1998. Prior to March 1998, Mr. Kerkman was Vice President and Corporate Controller, a position he had held since June 1993.

    Len Smith was named Chief Technology Officer in 1996 when he joined InaCom. Prior to joining InaCom, Mr. Smith was President and Chief Executive Officer of Iceberg Software, L.L.C. from 1995 to 1996. Mr. Smith was Vice President of Product Development and Data Products at EON Corporation from 1991 to 1995.

    Richard Oshlo was named Vice President in February 1999 in addition to his position as Treasurer, a position he held since March 1998. Prior to March 1998, Mr. Oshlo was Assistant Treasurer, a position he had held since joining InaCom in 1997. Previously he was Senior Vice President of Investment Banking at GWR Investments, Inc. from 1993 to 1996.

    Dennis Strittmatter was promoted to Vice President of Life Cycle Services in March 1998. He was previously Vice President of Distribution Management from 1996 to 1998, and Vice President and Assistant General Manager from 1993 to 1996.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

    None

    Information required for Item 5 is included with the information under Item 8 below.

ITEM 6.  SELECTED FINANCIAL DATA.

    This selected financial data is presented for periods ending prior to the February 1999 merger with Vanstar. The merger was accounted for as a pooling of interests and accordingly supplemental consolidated financial statements that give retroactive effect to the merger of InaCom and Vanstar have been filed in a Current Report on Form 8-K/A dated February 17, 1999.

                                                          DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
Income statement data:
  Revenue..................................  $  4,258,425  $  3,896,302  $  3,102,055  $  2,200,344  $  1,800,539
  Earnings (loss) before income taxes......        72,297        49,871        31,719        19,833        (3,749)
  Net earnings (loss)......................        42,584        29,456        18,733        11,707        (2,256)
  Earnings (loss) per share
    Basic..................................          2.66          2.48          1.80          1.17         (0.22)
    Diluted................................  $       2.26  $       2.17  $       1.66  $       1.16  $      (0.22)
Balance sheet data:
  Working capital..........................  $    280,951  $    257,986  $    100,303  $     90,940  $     78,759
  Total assets.............................     1,103,539       960,539       847,600       624,238       519,875
  Long-term debt, less current maturities
    of long-term debt......................       201,500       141,500        55,250        23,667        30,333
  Stockholders' equity.....................  $    425,137  $    325,216  $    176,830  $    148,775  $    135,590
Other information:
  Common stock closing market prices
    High...................................  $      36.75  $      40.13  $      39.25  $      15.25  $      21.00
    Low....................................  $      15.13  $      20.00  $      13.25  $       7.00  $       6.87
  Weighted-average shares outstanding
    Basic..................................        16,000        11,900        10,400        10,000        10,000
    Diluted................................        20,700        14,600        11,900        10,100        10,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company appearing under Items 14(a)(1) and (2) contained herein are presented for periods ending prior to the February 1999 merger with Vanstar. The merger was accounted for as a pooling of interests and accordingly supplemental consolidated financial statements that give retroactive effect to the merger of InaCom and Vanstar have been filed in a Current Report on Form 8-K/A dated February 17, 1999.

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenues, gross margins, and net earnings and the mix of revenues, gross margin, and net earnings for each of the Company's operating segments.

                                                    SUMMARY OF OPERATING RESULTS

                                                     FISCAL YEAR ENDED DECEMBER
                                 -------------------------------------------------------------------

                                   1998       1997      1996(1)      1998        1997      1996(1)
                                 ---------  ---------  ---------  ----------  ----------  ----------
                                     (AMOUNTS IN THOUSANDS)
Revenues:
  Products.....................  $3,879,334 $3,626,532 $2,944,681      91.1%       93.1%       94.9%
  Services.....................    379,091    269,770    157,374        8.9%        6.9%        5.1%
                                 ---------  ---------  ---------      -----       -----       -----
      Total....................  $4,258,425 $3,896,302 $3,102,055     100.0%      100.0%      100.0%
                                 ---------  ---------  ---------      -----       -----       -----
                                 ---------  ---------  ---------      -----       -----       -----
Gross Margin:
  Products.....................  $ 231,681  $ 207,166  $ 173,031       60.6%       63.0%       71.9%
  Services.....................    150,354    121,826     67,745       39.4%       37.0%       28.1%
                                 ---------  ---------  ---------      -----       -----       -----
      Total....................  $ 382,035  $ 328,992  $ 240,776      100.0%      100.0%      100.0%
                                 ---------  ---------  ---------      -----       -----       -----
                                 ---------  ---------  ---------      -----       -----       -----
Net Earnings:
  Products.....................  $  20,872  $  11,953  $   9,916       49.0%       40.6%       52.9%
  Services.....................     21,712     17,503      8,817       51.0%       59.4%       47.1%
                                 ---------  ---------  ---------      -----       -----       -----
      Total....................  $  42,584  $  29,456  $  18,733      100.0%      100.0%      100.0%
                                 ---------  ---------  ---------      -----       -----       -----
                                 ---------  ---------  ---------      -----       -----       -----

------------------------

(1) Net earnings include the impact of non-recurring charges of $1.0 million in the fourth quarter of 1996.

    The following table sets forth, for the indicated periods, the gross margin percentage of the two operating segments and the consolidated gross margin percentage of the Company.

                                                                             FISCAL YEAR ENDED DECEMBER
                                                                        -------------------------------------
                                                                           1998         1997         1996
                                                                        -----------  -----------  -----------
Gross Margin:
  Products............................................................        6.0%         5.7%         5.9%
  Services............................................................       39.7%        45.2%        43.1%
    Consolidated Gross Margin.........................................        9.0%         8.4%         7.8%

                             1998 COMPARED TO 1997

REVENUES

    Revenues for 1998 increased $362.1 million or 9.3% to $4.3 billion when comparing the fiscal year ended December 26, 1998 with the fiscal year ended December 27, 1997. Revenue growth resulted from an increase in all revenue components. Product revenues increased $252.8 million or 7.0% over 1997 and revenues from services increased $109.3 million or 40.5% over 1997.

    Product revenues increased primarily as a result of an increase in products shipped directly to end-user clients, overall industry growth, and the acquisitions completed by the client direct side of the business (Company-owned business centers). This increase was partially offset by a decrease in product revenues through the independent dealer channel. Acquisitions added approximately $153.7 million to product revenues in 1998. Excluding the effects of the acquisitions, product revenues through the client direct side of the business increased $191.7 million or 10.7% compared to 1997, while product revenues through the independent dealer market decreased $92.6 million or 5.0% compared to 1997. A number of factors contributed to the decline in revenues in the independent dealer market. The Company increased it efforts on the client direct side of the business while de-emphasizing the high volume, lower-margin distribution business. Pricing pressures and changes in vendor funding also made the independent dealer market less profitable in 1998. Product availability issues along with dealers reducing their inventory levels in response to changes in the terms and conditions offered by the manufacturers also contributed to the decline in independent dealer revenues.

    Revenues from services increased as a result of increased sales efforts for such services offerings, the inclusion of these services with increasing product sales, and the recent acquisitions completed by the Company. Acquisitions added approximately $27.8 million to services revenues in 1998. Excluding the effects of the acquisitions, total services revenues increased $81.5 million or 30.2% compared to 1997. Of this total increase of $81.5 million, $75.5 million is attributable to an increase in services sales through the client direct side of the business.

GROSS MARGINS

    The increase in the Company's consolidated gross margin percentage in 1998 was primarily due to a change in the revenue mix to include more of the higher-margin services sales along with an improvement in the products gross margin percentage. The gross margin percentage on products increased in 1998 compared to 1997 as a result of the change in the mix to include more of the higher-margin client direct business as compared to the lower-margin independent dealer business.

    The gross margin percentage on services decreased in 1998 compared to 1997. This decrease was attributable to lower utilization rates realized by services specialists hired in 1998. The lower utilization rates of the newly hired services specialists were primarily a result of the learning process before such specialists become a fully utilized and billable resource. This decrease was only partially offset by a change in the mix of services revenues to include more of the higher-margin technology support and technology integration services and less lower-margin technology procurement services in 1998 compared to 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $25.9 million or 10.3% in 1998. SG&A as a percent of revenues increased to 6.5% in 1998 versus 6.4% in 1997 primarily due to the SG&A added by the business combinations not included in 1997. Excluding these business combinations, SG&A as a percentage of revenues would have been 6.3%. Acquisitions that have been completed by the Company and were not included in 1997 accounted for approximately $18.7 million of the SG&A in 1998.

FINANCING EXPENSE

    Financing expense for 1998 increased by $4.8 million to $33.8 million. Financing expense increased primarily as a result of higher average daily borrowings, the temporary use of more expensive financing during the transition to the Company's new financing agreements in the second quarter of 1998, and a financing charge recognized in the third quarter of 1998. The pre-tax financing charge of $1.3 million, recognized under Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," related to the sale of assets under an accounts receivable securitization completed in July 1998. The increase in average daily borrowings was partially offset by a decrease in the average daily borrowing rate (excluding the impact of the temporary financing and the financing charge). The average daily borrowings in 1998 were $59.8 million more than the average daily borrowings in 1997, while the average daily borrowing rate in 1998 decreased approximately 44 basis points (excluding the impact of the temporary financing and the financing charge) versus 1997. The increase in average daily borrowings during 1998 resulted from financing an increase in accounts receivable which resulted from an increase in revenues and vendor receivables during this period and from financing higher inventories in the first half of the year. The decrease in the average daily borrowing rate in 1998 (excluding the impact of the temporary financing and the financing charge) resulted primarily from the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997 (see "Liquidity and Capital Resources"), the Company's new financing agreements, and the favorable borrowing rates in the financial markets.

NET EARNINGS

    Including the impact of the financing charge under SFAS No. 125 (see "Financing Expense"), net earnings for 1998 increased 44.6% to $42.6 million compared to net earnings of $29.5 million for 1997. Earnings per share for 1998 increased to $2.26 per diluted share from the $2.17 per diluted share reported in 1997. Excluding the financing charge under SFAS No. 125 of $1.3 million, or $0.7 million after-tax, net earnings were $43.3 million, or $2.30 per diluted share, for 1998. These increases resulted from the factors discussed above.

                             1997 COMPARED TO 1996

REVENUES

    Revenues for 1997 increased $794.2 million or 25.6% to $3.9 billion when comparing the fiscal year ended December 27, 1997 with the fiscal year ended December 28, 1996. Revenue growth resulted from an increase in all revenue components. Product revenues increased $681.8 million or 23.2% over 1996 and revenues from services increased $112.4 million or 71.4% over 1996.

    Product revenues increased primarily as a result of an increase in products shipped directly to end-user clients, overall industry growth, and the acquisitions completed by the client direct side of the business. Acquisitions added approximately $87.4 million to product revenues in 1997. Excluding the effects of the acquisitions, product revenues through the client direct side of the business increased $355.2 million or 26.4% compared to 1996 and product revenues through the independent dealer channel increased $239.2 million or 14.9% compared to 1996.

    Revenues from services increased as a result of increased sales efforts for such services offerings, the inclusion of these services with increasing product sales, and the recent acquisitions completed by the Company. Acquisitions added approximately $32.4 million to services revenues in 1997. Excluding the effects of the acquisitions, total services revenues increased $80.0 million or 50.8% compared to 1996. Of this total increase of $80.0 million, $76.0 million is attributable to an increase in sales through the client direct side of the business.

GROSS MARGINS

    The increase in the Company's gross margin percentage for 1997 was primarily due to the increase in the mix of higher-margin services versus lower-margin products. The decrease in the gross margin percentage for products in 1997 was primarily due to a decrease in the gross margin percentage on product sales through the independent dealer channel. This decrease was partially offset by an increase in the gross margin percentage on product sales through the client direct side of the business. The increase in gross margin percentage for services resulted primarily from a change in the mix of services to include more higher-margin technology integration services partially offset by a decrease in technology support services and an increase in lower-margin technology procurement services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $61.4 million or 32.6% in 1997. SG&A as a percent of revenues increased to 6.4% in 1997 versus 6.1% in 1996 primarily due to the SG&A added by the business combinations not included in 1996. Excluding these business combinations, SG&A as a percentage of revenues would have been 6.0%. Acquisitions that have been completed by the Company and were not included in 1996 accounted for approximately $23.9 million of the SG&A in 1997. Excluding the effects of the acquisitions, the increase in SG&A spending was primarily due to the costs of handling the increased product revenues.

FINANCING EXPENSE

    Financing expense for 1997 increased by $8.6 million to $29.0 million. Financing expense increased primarily due to higher average daily borrowings. Average daily borrowings for 1997 were $122.0 million more than the average borrowings during 1996. The average daily borrowing financing rate decreased approximately 26 basis points from 1996. The increase in the average daily borrowings resulted primarily from financing additional accounts receivable resulting from an increase in revenues, and an increase in inventory levels. The decrease in the average daily borrowing financing rate resulted from the Company selling an additional $100.0 million of accounts receivable in January 1997 for a total of $200.0 million in an asset securitization program, and the issuance of $86.25 million of 4.5% convertible subordinated debentures in November 1997 (see "Liquidity and Capital Resources").

NET EARNINGS

    Net earnings for 1997 increased 57.2% to $29.5 million compared to net earnings of $18.7 million, which included non-recurring charges of $1.0 million, for 1996. Earnings per share increased to $2.17 per diluted share from the $1.66 per diluted share, which includes non-recurring charges of $0.07 per diluted share, reported for 1996. The increase resulted from the factors discussed above.

NON-MATERIAL BUSINESS COMBINATIONS AND NON-RECURRING CHARGES

    In December 1996, the Company effected two business combinations accounted for as poolings of interest transactions. The overall impact of the combinations with relation to the financial statements taken as a whole are not material and thus prior periods for the Company have not been restated to reflect the business combinations. The Company recognized a non-recurring charge of $1.0 million to net earnings related to the business combinations during the fourth quarter of 1996. The effect of the non-material poolings was to increase stockholders' equity by approximately $0.6 million.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through a senior secured revolving credit facility of up to $250.0 million with Deutsche Bank, an asset securitization program of up to $250.0 million with JP Morgan, and convertible subordinated debentures of $141.5 million. In connection with the February 1999 merger with Vanstar, InaCom acquired additional sources of liquidity which include a $350.0 million line of credit under a financing agreement with IBM Credit Corp. ("IBMCC"), an asset securitization program of up to $175.0 million with Nesbitt Burns, and $201.3 million in convertible preferred securities of a subsidiary trust.

    As a result of the February 1999 merger between InaCom and Vanstar, all amounts outstanding under the $250.0 million senior secured revolving credit facility and the $250.0 million asset securitization program became immediately due and payable. The Company has received written waivers precluding such debt acceleration under each of the agreements from the parties to these agreements. In addition, as a result of the merger, the Company will give notice to the holders of $141.5 million of convertible subordinated debentures that a holder can require the Company to repurchase such holder's debentures at 100% of the principal amount plus accrued and unpaid interest. The holders may only exercise such repurchase option during the 30-day period following the date of the notice.

    The senior secured revolving credit facility, which expires in April 2002, was entered into in April 1998 for $200.0 million and was increased in August 1998 to $250.0 million. Certain inventory and assets of the Company secure the senior secured revolving credit facility with an interest rate based on LIBOR. On December 26, 1998, $60.0 million was outstanding under the senior secured revolving credit facility with an interest rate of 6.6% based on LIBOR.

    In July 1998, the Company entered into a new agreement to fund up to $250.0 million by selling certain direct division trade accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables. On December 26, 1998, $231.0 million was funded under the program. The implicit interest rate on the receivable sales transaction was 5.7% on December 26, 1998.

    The $141.5 million of convertible subordinated debentures consists of $86.25 million of 4.5% convertible subordinated debentures issued in November 1997 and $55.25 million of 6.0% convertible subordinated debentures issued in June 1996.

    The 1997 debentures are due November 1, 2004 and are convertible into common stock of the Company at a conversion rate of 25.235 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $39.63 per share), subject to adjustments under certain circumstances. The 1997 debentures are not redeemable by the Company prior to November 1, 2001; thereafter the Company may redeem the debentures at various premiums to principal amount. The 1997 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The merger between InaCom and Vanstar is a Change in Control. As a result, the Company will give notice to the holders of the 1997 debentures that a holder can require InaCom to repurchase such holder's debentures at 100% of the principal amount plus accrued and unpaid interest. The holders may only exercise such repurchase option during the 30-day period following the date of the notice. Subject to certain conditions, InaCom will either pay the repurchase price in cash or in InaCom common stock valued at 95% of the average of the closing prices of InaCom common stock for a five trading day period ending on the third trading day preceding the repurchase date.

    The 1996 debentures are due June 15, 2006 and are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances. The 1996 debentures are not redeemable by the Company prior to June 16, 2000; thereafter the Company may redeem the debentures at various premiums to principal amount. The 1996 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The merger between InaCom and Vanstar is a Change in Control. As a result, the Company will give notice to the holders of the 1996 debentures that a holder can require InaCom to repurchase such holder's debentures at 100% of the principal amount plus accrued and unpaid interest. The holders may only exercise such repurchase option during the 30-day period following the date of notice.

    Long-term debt was 32.2% of total long-term debt and equity on December 26, 1998 versus 30.3% on December 27, 1997. The decrease was a result of an increase in equity due to earnings and the issuance of additional shares of common stock primarily in relation to business combinations.

    The senior secured revolving credit facility entered into in April 1998, as amended, and the asset securitization program entered into in July 1998 contain certain restrictive covenants, including the maintenance of minimum levels of working capital and net worth, limitations on the amount of funded debt and interest expense, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. On December 26, 1998, the Company was in compliance with the covenants or had received written waivers to the covenants contained in the senior secured revolving credit facility and the asset securitization facility.

    Vanstar has a $350.0 million line of credit under a financing agreement with IBMCC which expires on March 31, 1999. On December 26, 1998, Vanstar had $247.4 million outstanding under that facility, of which $70.9 million was included in accounts payable and $176.5 million was classified as short-term borrowings. The Company presently plans to allow this line of credit to expire, and to replace the interest-bearing working capital portion with the Company's senior secured bank facility and to transfer the non-interest bearing floor planning portion to the Company's existing $400.0 million floor planning facility with IBMCC.

    Vanstar's asset securitization facility, which was assumed by InaCom in the merger, currently provides up to $175.0 million in available credit. Pursuant to this asset securitization facility, the Company sells an undivided percentage ownership interest in certain accounts receivable. As of December 26, 1998, the proceeds of this receivable sale transaction totaled $175.0 million. On December 26, 1998, the implicit interest rate on the receivable sale transaction was 5.5%.

    In October 1996, Vanstar's subsidiary trust issued certain preferred securities, raising gross proceeds of $201.3 million. The holders of the preferred securities are entitled to cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. The distributions are payable quarterly in arrears in the aggregate amount of approximately $3.5 million per quarter. The aggregate net proceeds to Vanstar from this offering totaled $194.4 million after selling expenses, discounts, and commissions. The preferred securities are convertible at the option of the holder into InaCom common stock at a conversion rate of 1.113 shares of InaCom common stock for each preferred security (equivalent to a conversion price of $44.92 per share).

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. On December 26, 1998, the Company had two separate interest rate swap agreements for an aggregate notional amount of $100.0 million each with unrelated financial institutions, which were entered into in September 1998 and November 1998 and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.2% and 4.7%, respectively. The September 1998 interest rate swap agreement is a one-year agreement with a one-year extension at the provider's option. The November 1998 interest rate swap is a four-year agreement with a call provision at the provider's option after three years. An interest rate swap agreement entered into in January 1997 carrying a fixed-rate interest payment obligation of 5.8%, for an aggregate notional amount of $100.0 million expired in January 1998, an interest rate swap agreement entered into in October 1997 carrying a fixed-rate interest payment obligation of 5.7%, for an aggregate notional amount of $100.0 million was terminated in September 1998, and an interest rate swap agreement entered into in March 1998 carrying a fixed-rate interest payment obligation of 5.7%, for an aggregate notional amount of $100.0 million was terminated in November 1998. As a result of the above mentioned swap agreements, financing expense increased by approximately $0.2 million in 1998. Based on amounts outstanding on December 26, 1998, for every interest rate movement of 100 basis points higher or lower with respect to the swap agreements, financing expense would increase or decrease approximately $2.0 million.

    During 1998, the Company generated $24.1 million of cash from operations. Inventory decreased by $163.3 million during 1998 with a portion of the decrease offset by a decrease in accounts payable of $57.2 million. Accounts receivable increased $166.9 million during 1998. Inventory decreased as a result of changes in vendors' term and conditions and the Company's efforts in managing its inventory levels. Accounts payable decreased as a result of the decrease in inventory levels. Accounts receivable increased as a result of the increase in revenues and an increase in vendor receivables.

    The Company used $114.6 million in cash for investing activities in 1998. Cash of $57.2 million was used for business combinations and contingent payments related to business combinations (See Notes to Consolidated Financial Statements--Business Combinations). Cash of $40.2 million was used to purchase fixtures and equipment.

    Net cash provided from financing activities in 1998 totaled $92.2 million, of which $60.0 million was provided from short-term borrowings and $31.0 million was provided from the sale of additional certain direct division trade accounts receivable.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on December 26, 1998 and the credit facilities acquired in the February 1999 merger with Vanstar, will be sufficient to meet working capital and capital investment needs in 1999.

                                   YEAR 2000

    InaCom began preparing its computer-based systems for year 2000 ("Y2K") computer software compliance issues in 1996. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. InaCom's Y2K project covers both traditional computer systems and infrastructure ("IT Systems") and computer-based hardware and software, facilities and equipment ("Non-IT Systems"). InaCom's Y2K project has six phases: inventory, assessment, renovation, testing, implementation and contingency planning.

    InaCom completed the remediation of its critical business systems during the fourth quarter of 1998. InaCom expects to replace any non-compliant IT Systems by the end of the first quarter of 1999, with testing and implementation completed by the end of the second quarter of 1999. InaCom will replace non-compliant systems acquired pursuant to the Vanstar merger in the third quarter of 1999. InaCom has also completed an inventory and assessment of its Non-IT Systems, which are primarily located at its distribution centers and office locations. InaCom expects to replace any non-compliant systems by the end of the first quarter of 1999, with testing and implementation completed by the end of the second quarter of 1999.

    InaCom's Y2K project also considers the readiness of significant customers and vendors. Such significant vendors have indicated to InaCom an expectation to be Y2K compliant. However, the non-compliance of such vendors could impair the ability of InaCom to obtain necessary products or to sell or provide services to its customers. Disruptions of the computer systems of InaCom's vendors could have a material adverse effect on InaCom's financial conditions and results of operations for the period of such disruption.

    InaCom believes that the most reasonably likely worst case Y2K scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000, with a resulting disruption of product shipments and services to InaCom's customers. As part of its Y2K process, InaCom plans to develop contingency plans with respect to such scenario and the vendors who are either unable or unwilling to develop remediation plans to become Y2K compliant. InaCom is currently developing these plans. InaCom's contingency plans will include a combination of actions including stockpiling of products and components and selective resourcing of business to Y2K compliant vendors.

    InaCom has incurred approximately $3.3 million of Y2K project expenses as of December 26, 1998. Future expenses are estimated to include approximately $1.2 million of additional costs. Such cost estimates are based upon presently available information and may change as InaCom continues with its Y2K project.

                              RECENT DEVELOPMENTS

    The stockholders of InaCom Corp., at a special stockholders' meeting on February 17, 1999, approved the issuance of InaCom common stock to stockholders of Vanstar Corporation. On the same day the Vanstar stockholders approved the merger. As a result, Vanstar became a wholly-owned subsidiary of InaCom on February 17, 1999 following the foregoing stockholder approvals.

    In connection with the merger, the Company issued 0.64 shares of common stock for each share of Vanstar common stock outstanding which was approximately
28.0 million shares of the Company's common stock for all of the outstanding common stock of Vanstar. Stock options issued under Vanstar's stock option plans were assumed by InaCom in the merger and entitled the holders to purchase an aggregate of approximately 3.8 million shares of InaCom common stock upon exercise of such options.

    The consolidated financial statements of the Company appearing under Items 14(a)(1) and (2) contained herein are presented for periods ending prior to the merger. The merger was accounted for as a pooling of interests and accordingly supplemental consolidated financial statements that give retroactive effect to the merger of InaCom and Vanstar have been filed in a Current Report on Form 8-K/A dated February 17, 1999.

    The following supplemental consolidated selected financial data and supplemental selected quarterly financial data give retroactive effect to the merger (also see Notes to Consolidated Financial Statements-- Note 2 Business Combinations):

                                                 SUPPLEMENTAL CONSOLIDATED SELECTED FINANCIAL DATA (INCLUDES
                                                            RETROACTIVE IMPACT OF VANSTAR MERGER)
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income statement data:
  Revenue..................................  $  6,887,414  $  6,735,104  $  5,316,841  $  4,084,979  $  3,231,124
  Net earnings (loss) from continuing
    operations.............................        (8,560)       65,403        47,540        19,221          (504)
  Earnings (loss) per share from continuing
    operations
    Basic..................................         (0.19)         1.66          1.27          0.61         (0.02)
    Diluted................................  $      (0.19) $       1.57  $       1.21  $       0.59  $      (0.02)
Balance sheet data:
  Total assets.............................  $  1,880,984  $  2,052,499  $  1,609,023  $  1,454,246  $  1,240,844
  Long-term debt, less current maturities
    of long-term debt......................       201,941       143,837        61,196       325,944       379,861
  Company-obligated mandatorily redeemable
    convertible preferred securities of
    subsidiary trust holding solely
    convertible subordinated debt
    securities of the Company..............       194,974       194,739       194,518            --            --
  Stockholders' equity.....................  $    565,224  $    533,164  $    343,801  $    274,818  $    157,708

                                                        SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA
                                                        (INCLUDES RETROACTIVE IMPACT OF VANSTAR MERGER)
                                        -------------------------------------------------------------------------------
                                                                                                     WEIGHTED-AVERAGE
                                                                                                    SHARES OUTSTANDING
                                                                                NET PER SHARE
                                                        GROSS        NET     --------------------  --------------------
                                          REVENUES      MARGIN    EARNINGS     BASIC     DILUTED     BASIC     DILUTED
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  First...............................  $  1,671,888  $  182,650  $  16,737  $    0.39  $    0.37     42,700     48,200
  Second..............................     1,841,387     197,604     11,857       0.27       0.26     43,300     48,900
  Third...............................     1,658,116     187,599    (12,887)     (0.29)     (0.29)    44,600     44,600
  Fourth..............................     1,716,023     190,365    (24,267)     (0.54)     (0.54)    44,800     44,800
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------
  Year................................  $  6,887,414  $  758,218  $  (8,560) $   (0.19) $   (0.19)    43,900     43,900
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------
1997
  First...............................  $  1,522,324  $  161,667  $  11,805  $    0.31  $    0.29     38,500     41,800
  Second..............................     1,713,963     186,669     16,009       0.41       0.39     39,000     42,500
  Third...............................     1,716,698     192,399     17,686       0.45       0.43     39,300     42,500
  Fourth..............................     1,782,119     202,941     19,903       0.48       0.45     41,300     45,900
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------
  Year................................  $  6,735,104  $  743,676  $  65,403  $    1.66  $    1.57     39,500     43,000
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------
                                        ------------  ----------  ---------  ---------  ---------  ---------  ---------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" for a discussion of the Company's occasional use of derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements of the Company listed in the index appearing under Items 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page 27 hereof. Certain quarterly financial data is set forth below.

                                                                                              WEIGHTED- AVERAGE      CLOSING
                                                                                                                      STOCK
                                                                                              SHARES OUTSTANDING     MARKET
                                                                       NET PER SHARE                                  PRICE
                                            GROSS        NET      ------------------------  ----------------------  ---------
                               REVENUES    MARGIN     EARNINGS       BASIC       DILUTED      BASIC      DILUTED      HIGH
                               ---------  ---------  -----------     -----     -----------  ---------  -----------  ---------
                                           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  First......................  $1,000,453 $  82,037   $   9,484    $    0.63    $    0.54      15,000      19,700   $   32.75
  Second.....................  1,139,253     93,116      11,407         0.74         0.62      15,500      20,200       36.75
  Third......................  1,061,704     97,677      11,035         0.66         0.57      16,700      21,400       33.63
  Fourth.....................  1,057,015    109,205      10,658         0.63         0.55      16,800      21,300       20.75
                               ---------  ---------  -----------       -----        -----   ---------  -----------  ---------
  Year.......................  $4,258,425 $ 382,035   $  42,584    $    2.66    $    2.26      16,000      20,700   $   36.75
                               ---------  ---------  -----------       -----        -----   ---------  -----------  ---------
                               ---------  ---------  -----------       -----        -----   ---------  -----------  ---------
1997
  First......................  $ 841,690  $  69,089   $   5,245    $    0.48    $    0.42      11,000      13,600   $   40.13
  Second.....................    972,214     81,015       6,709         0.59         0.51      11,400      14,000       32.50
  Third......................  1,013,334     85,893       7,229         0.62         0.55      11,600      14,100       37.63
  Fourth.....................  1,069,064     92,995      10,273         0.76         0.64      13,500      17,400       39.38
                               ---------  ---------  -----------       -----        -----   ---------  -----------  ---------
  Year.......................  $3,896,302 $ 328,992   $  29,456    $    2.48    $    2.17      11,900      14,600   $   40.13
                               ---------  ---------  -----------       -----        -----   ---------  -----------  ---------
                               ---------  ---------  -----------       -----        -----   ---------  -----------  ---------


                                  LOW
                               ---------

1998
  First......................  $   23.44
  Second.....................      26.00
  Third......................      16.38
  Fourth.....................      15.13
                               ---------
  Year.......................  $   15.13
                               ---------
                               ---------
1997
  First......................  $   20.63
  Second.....................      20.00
  Third......................      31.13
  Fourth.....................      24.38
                               ---------
  Year.......................  $   20.00
                               ---------
                               ---------

    The Company's Common Stock is listed on the New York Stock Exchange under the ticker symbol "ICO". Prior to September 12, 1997, the Company's Common Stock traded in the over-the-counter market and was quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "INAC". As of March 12, 1999, the Company estimates there were 16,200 beneficial holders of the Company's Common Stock.

    The Company has never declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain all earnings to finance the expansion of the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements, and other factors. The Company's debt agreements restrict the amount of dividends which may be paid by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by items 10, 11, 12 and 13 is incorporated herein by reference to the following sections of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999: Certain Stockholders; Election of Directors; Directors Meetings and Compensation; Summary Compensation Table; Option Grants in Fiscal Year 1998; Option Exercises in Fiscal 1998 and Fiscal Year-End Values; and Employment, Consulting and Other Agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) (2) Financial Statements. See index to consolidated financial statements and supporting schedules.

(a) (3) Exhibits. See exhibit index, which index is incorporated herein by reference.

(b) The Company filed a current report on Form 8-K dated October 9, 1998 reporting that InaCom and Vanstar entered into the Merger Agreement by which InaCom would acquire Vanstar.

   The Company filed a current report on Form 8-K dated February 17, 1999 reporting that the InaCom stockholders approved (1) the issuance of InaCom common stock to Vanstar stockholders pursuant to the Merger Agreement, (2) an amendment to the InaCom certificate of incorporation to increase the number of authorized shares of InaCom common stock to 100,000,000 shares and
    (3) an increase of an additional 10,000,000 shares of InaCom common stock authorized for issuance under the 1997 InaCom Stock Plan. The Form 8-K also reported the consummation of the merger by which Vanstar became a wholly-owned subsidiary of InaCom. The Company filed an amendment to the current report on Form 8-K dated February 17, 1999 reporting, among other matters, (1) supplemental consolidated financial statements that give retroactive effect to the Merger, (2) the increase of the size of InaCom Board of Directors from nine to thirteen members and the election of an additional four members and (3) certain historical financial statements of Vanstar and combined pro forma information of InaCom and Vanstar.

                         INACOM CORP. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 26, 1998 AND DECEMBER 27, 1997
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

INDEPENDENT AUDITORS' REPORT

The Board of Directors
InaCom Corp.:

    We have audited the accompanying consolidated financial statements of InaCom Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InaCom Corp. and subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               [/S/KPMG PEAT MARWICK LLP]

                                          KPMG Peat Marwick LLP

Omaha, Nebraska
February 19, 1999

                         INACOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                         PAGE(S)
                                                                                                       -----------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations -
  Three-Year Period Ended December 26, 1998..........................................................           28
Consolidated Balance Sheets -
  December 26, 1998 and December 27, 1997............................................................           29
Consolidated Statements of Stockholders' Equity -
  Three-Year Period Ended December 26, 1998..........................................................           30
Consolidated Statements of Cash Flows
  Three-Year Period Ended December 26, 1998..........................................................           31
Notes to Consolidated Financial Statements
  Three-Year Period Ended December 26, 1998..........................................................       32--45
FINANCIAL STATEMENT SCHEDULE SUPPORTING CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE--Valuation and Qualifying Accounts..........................................................           46

All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

                         INACOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Revenues:
  Products..............................................................  $  3,879,334  $  3,626,532  $  2,944,681
  Services..............................................................       379,091       269,770       157,374
                                                                          ------------  ------------  ------------
                                                                             4,258,425     3,896,302     3,102,055
                                                                          ------------  ------------  ------------
Direct costs:
  Products..............................................................     3,647,653     3,419,366     2,771,650
  Services..............................................................       228,737       147,944        89,629
                                                                          ------------  ------------  ------------
                                                                             3,876,390     3,567,310     2,861,279
                                                                          ------------  ------------  ------------
Gross margin............................................................       382,035       328,992       240,776
Selling, general and administrative expenses............................       275,953       250,097       188,652
                                                                          ------------  ------------  ------------
Operating income........................................................       106,082        78,895        52,124
Financing expense, net..................................................        33,785        29,024        20,405
                                                                          ------------  ------------  ------------
Earnings before income taxes............................................        72,297        49,871        31,719
Income tax expense......................................................        29,713        20,415        12,986
                                                                          ------------  ------------  ------------
Net earnings............................................................  $     42,584  $     29,456  $     18,733
                                                                          ------------  ------------  ------------
Earnings per share:
  Basic.................................................................  $       2.66  $       2.48  $       1.80
  Diluted...............................................................  $       2.26  $       2.17  $       1.66
                                                                          ------------  ------------  ------------
Common shares and equivalents outstanding:
  Basic.................................................................        16,000        11,900        10,400
  Diluted...............................................................        20,700        14,600        11,900
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                              1998         1997
                                                                                          ------------  ----------
Current assets:
  Cash and cash equivalents.............................................................  $     54,416  $   52,592
  Accounts receivable, less allowance for doubtful accounts of $5,732 in 1998 and $5,941
    in 1997.............................................................................       408,052     252,067
  Deferred income taxes.................................................................         9,068       6,327
  Inventories...........................................................................       267,775     429,362
  Other current assets..................................................................        15,568       7,431
                                                                                          ------------  ----------
    Total current assets................................................................       754,879     747,779
                                                                                          ------------  ----------
Property and equipment, at cost.........................................................       211,585     175,117
Less accumulated depreciation...........................................................       113,383      85,270
                                                                                          ------------  ----------
Net property and equipment..............................................................        98,202      89,847
                                                                                          ------------  ----------
Other assets, net of accumulated amortization of $17,601 in 1998 and $17,410 in 1997....        39,105      34,502
Cost in excess of net assets of businesses acquired, net of accumulated amortization of
  $20,063 in 1998 and $11,662 in 1997...................................................       211,353      88,411
                                                                                          ------------  ----------
                                                                                          $  1,103,539  $  960,539
                                                                                          ------------  ----------
                                                                                          ------------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $    369,492  $  409,513
  Income taxes payable..................................................................         3,937       5,908
  Other current liabilities.............................................................       100,499      74,372
                                                                                          ------------  ----------
Total current liabilities...............................................................       473,928     489,793
                                                                                          ------------  ----------
Convertible subordinated debentures and other long-term debt............................       201,500     141,500
Other long-term liabilities.............................................................            --         226
Deferred income taxes...................................................................         2,974       3,804
Stockholders' equity:
  Capital stock:
    Class A preferred stock of $1 par value. Authorized 1,000,000 shares; none issued...            --          --
    Common stock of $.10 par value. Authorized 100,000,000 shares; issued 16,768,473
      shares in 1998 and 14,825,049 in 1997.............................................         1,677       1,482
  Additional paid-in capital............................................................       274,868     216,671
  Accumulated other comprehensive income................................................           182          --
  Retained earnings.....................................................................       149,647     107,063
                                                                                          ------------  ----------
                                                                                               426,374     325,216
  Unearned restricted stock.............................................................        (1,237)         --
                                                                                          ------------  ----------
Total stockholders' equity..............................................................       425,137     325,216
                                                                                          ------------  ----------
                                                                                          $  1,103,539  $  960,539
                                                                                          ------------  ----------
                                                                                          ------------  ----------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                         ACCUMULATED
                                        COMMON STOCK        ADDITIONAL                      OTHER                    UNEARNED
                                  ------------------------    PAID-IN     TREASURY      COMPREHENSIVE    RETAINED   RESTRICTED
                                    SHARES       AMOUNT       CAPITAL       STOCK          INCOME        EARNINGS      STOCK
                                  -----------  -----------  -----------  -----------  -----------------  ---------  -----------
Balance at December 30, 1995....      10,040    $   1,004    $  89,528    $    (161)      $  --          $  58,874   $    (470)
Net earnings....................      --           --           --           --              --             18,733      --
Shares issued in connection with
 business combinations..........         691           69        6,581       --              --             --          --
Shares issued, net of treasury,
 under stock option plans, net
 of tax effect..................         113           12        1,956          161          --             --          --
Shares issued as directors'
 compensation...................           3       --               60       --              --             --          --
Shares issued as stock awards,
 net of forfeitures.............           3       --               28       --              --             --          --
Amortization of unearned
 restricted stock...............      --           --           --           --              --             --             455
                                  -----------  -----------  -----------  -----------          -----      ---------  -----------
Balance at December 28, 1996....      10,850        1,085       98,153       --              --             77,607         (15)
Net earnings....................      --           --           --           --              --             29,456      --
Shares issued through public
 offering, net of offering
 expenditures...................       3,000          300       92,650       --              --             --          --
Shares issued in connection with
 business combinations..........         893           89       24,394       --              --             --          --
Shares issued as directors'
 compensation...................           3       --               66       --              --             --          --
Shares issued under stock
 options plans, net of tax
 effect.........................          79            8        1,408       --              --             --          --
Amortization of unearned
 restricted stock...............      --           --           --           --              --             --              15
                                  -----------  -----------  -----------  -----------          -----      ---------  -----------
Balance at December 27, 1997....      14,825        1,482      216,671       --              --            107,063      --
Comprehensive income, net of
 tax:
  Net earnings..................      --           --           --           --              --             42,584      --
  Foreign currency translation
    adjustment..................      --           --           --           --                 182         --          --
Comprehensive income............
Shares issued in connection with
 business combinations..........       1,785          179       53,789       --              --             --          --
Shares issued in connection with
 equity investment..............          54            5        1,457       --              --             --          --
Shares issued as directors'
 compensation...................           6            1          195       --              --             --          --
Shares issued under stock
 options plans, net of tax
 effect.........................          59            6        1,182       --              --             --          --
Shares issued as stock awards,
 net of forfeitures.............          39            4        1,574       --              --             --          (1,529)
Amortization of unearned
 restricted stock...............      --           --           --           --              --             --             292
                                  -----------  -----------  -----------  -----------          -----      ---------  -----------
Balance at December 26, 1998....      16,768    $   1,677    $ 274,868    $  --           $     182      $ 149,647   $  (1,237)
                                  -----------  -----------  -----------  -----------          -----      ---------  -----------
                                  -----------  -----------  -----------  -----------          -----      ---------  -----------


                                     TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  ------------
Balance at December 30, 1995....   $  148,775
Net earnings....................       18,733
Shares issued in connection with
 business combinations..........        6,650
Shares issued, net of treasury,
 under stock option plans, net
 of tax effect..................        2,129
Shares issued as directors'
 compensation...................           60
Shares issued as stock awards,
 net of forfeitures.............           28
Amortization of unearned
 restricted stock...............          455
                                  ------------
Balance at December 28, 1996....      176,830
Net earnings....................       29,456
Shares issued through public
 offering, net of offering
 expenditures...................       92,950
Shares issued in connection with
 business combinations..........       24,483
Shares issued as directors'
 compensation...................           66
Shares issued under stock
 options plans, net of tax
 effect.........................        1,416
Amortization of unearned
 restricted stock...............           15
                                  ------------
Balance at December 27, 1997....      325,216
Comprehensive income, net of
 tax:
  Net earnings..................       42,584
  Foreign currency translation
    adjustment..................          182
                                  ------------
Comprehensive income............       42,766
Shares issued in connection with
 business combinations..........       53,968
Shares issued in connection with
 equity investment..............        1,462
Shares issued as directors'
 compensation...................          196
Shares issued under stock
 options plans, net of tax
 effect.........................        1,188
Shares issued as stock awards,
 net of forfeitures.............           49
Amortization of unearned
 restricted stock...............          292
                                  ------------
Balance at December 26, 1998....   $  425,137
                                  ------------
                                  ------------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998

                             (AMOUNTS IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash flows from operating activities:
  Net earnings.............................................................  $    42,584  $    29,456  $    18,733
  Net cash provided (used) by operating activities:
    Depreciation and amortization..........................................       45,753       31,274       21,814
    Changes in assets and liabilities, net of effects from business combinations:
      Accounts receivable..................................................     (166,885)     (29,028)    (123,648)
      Inventories..........................................................      163,295      (29,994)     (31,794)
      Other current assets.................................................       (7,469)      (2,954)          97
      Accounts payable.....................................................      (57,231)     (27,943)      71,162
      Other liabilities....................................................        7,726      (10,461)      20,896
      Income taxes.........................................................       (3,696)         (44)       4,451
                                                                             -----------  -----------  -----------
Net cash provided (used) by operating activities...........................       24,077      (39,694)     (18,289)
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Business combinations....................................................      (57,211)     (14,850)     (23,386)
  Additions to property and equipment......................................      (40,174)     (50,656)     (26,240)
  (Advances of) receipts from notes receivable.............................       (2,465)        (420)         446
  Other, including investments in unconsolidated affiliates................      (14,773)     (13,044)     (11,950)
                                                                             -----------  -----------  -----------
Net cash used in investing activities......................................     (114,623)     (78,970)     (61,130)
                                                                             -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from (payments of) notes payable................................       60,000     (140,770)      63,094
  Proceeds from receivables sold...........................................       31,000      100,000      --
  Principal payments on long-term debt.....................................      --           --           (30,334)
  Proceeds from offering of public stock...................................      --            92,950      --
  Proceeds from long-term debt.............................................      --            86,250       55,250
  Proceeds from the exercise of employee stock options.....................        1,188        1,416        2,129
                                                                             -----------  -----------  -----------
Net cash provided by financing activities..................................       92,188      139,846       90,139
                                                                             -----------  -----------  -----------
Change in foreign currency translation adjustment..........................          182      --           --
                                                                             -----------  -----------  -----------
Net increase in cash and cash equivalents..................................        1,824       21,182       10,720
Cash and cash equivalents, beginning of year...............................       52,592       31,410       20,690
                                                                             -----------  -----------  -----------
Cash and cash equivalents, end of year.....................................  $    54,416  $    52,592  $    31,410
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                         INACOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  ORGANIZATION

    The consolidated financial statements include the accounts of InaCom Corp. and its wholly-owned subsidiaries ("InaCom" or the "Company"). The Company is a single-source provider of information technology products and technology management services designed to enhance the productivity of information systems primarily of Fortune 1000 clients. The Company offers a comprehensive range of integrated life cycle services to manage the entire technology life cycle. The Company sells its products and services through a marketing network of Company-owned business centers throughout the United States that focus on serving large corporations. The Company also has a network of value-added independent dealers that typically have regional, industry, or specific product focus. The Company has international locations in Central America, South America, and Mexico and international affiliations in Europe, Asia, the Caribbean, the Middle East, Africa, and Canada to satisfy the management needs of its multinational clients. All significant intercompany balances and transactions have been eliminated in consolidation.

    (B)  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of computer hardware, software, voice and data equipment, and related materials. Periodically, the Company assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and nonsalable inventory.

    (C)  OTHER ASSETS

    Other assets include vendor authorization rights, long-term notes receivable, and long-term investments which are valued at cost. Vendor authorization rights are being amortized over their contractual life of ten years.

    (D)  COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED

    The excess of the cost over the fair value of assets of businesses acquired is being amortized on a straight-line basis over the expected periods to be benefited, generally over twenty years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (E)  DEPRECIATION

    Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets ranging from three to thirty-nine years.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (F)  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (G)  REVENUE AND EXPENSE RECOGNITION

    The Company recognizes revenue from product sales upon shipment to the customer. Revenues from consulting and other services are recognized as the Company performs the services.

    (H)  ADVERTISING AND PROMOTIONAL COSTS

    Advertising and promotional costs are expensed as incurred and amounted to $13.2 million, $11.1 million, and $8.3 million for the three years ended December 26, 1998, respectively.

    (I)  RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to current year presentation.

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

    (K)  RISKS AND UNCERTAINTIES

    Financial instruments, which potentially expose the Company to a concentration of credit risk, principally consist of accounts receivable. The Company sells products to a large number of customers in many different industries and various geographies. To minimize credit concentration risk, the Company utilizes several financial services organizations, which purchase accounts receivable, and the Company performs ongoing credit evaluations of its customers' financial conditions.

    The Company's business is dependent in large measure upon its relationship with key vendors since a substantial portion of the Company's revenue is derived from the sales of the products of such key vendors. Termination of, or a material change to the Company's agreements with these vendors, or a material decrease in the level of marketing development programs offered by manufacturers, or an insufficient or interrupted supply of vendors' product would have a material adverse effect on the Company's financial statements.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (L)  FINANCIAL INSTRUMENTS

    The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value because of the short maturity of these instruments. The fair values of the convertible subordinated debentures are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's convertible subordinated debentures at December 26, 1998 and December 27, 1997 approximates book value.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. On December 26, 1998, the Company had two separate interest rate swap agreements for an aggregate notional amount of $100.0 million each with unrelated financial institutions, which were entered into in September 1998 and November 1998 and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.2% and 4.7%, respectively. The September 1998 interest rate swap agreement is a one-year agreement with a one-year extension at the provider's option. The November 1998 interest rate swap is a four-year agreement with a call provision at the provider's option after three years. An interest rate swap agreement entered into in January 1997 carrying a fixed-rate interest payment obligation of 5.8%, for an aggregate notional amount of $100.0 million expired in January 1998, an interest rate swap agreement entered into in October 1997 carrying a fixed-rate interest payment obligation of 5.7%, for an aggregate notional amount of $100.0 million was terminated in September 1998, and an interest rate swap agreement entered into in March 1998 carrying a fixed-rate interest payment obligation of 5.7%, for an aggregate notional amount of $100.0 million was terminated in November 1998. As a result of the above mentioned swap agreements, financing expense increased by approximately $0.2 million in 1998. On December 26, 1998, the fair value of the swap agreements totaled $1.1 million.

    (M)  CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers cash and temporary cash investments with a maturity of three months or less to be cash equivalents.

(2) BUSINESS COMBINATIONS

    In 1998, the Company completed several business combinations and made contingent payments in relation to business combinations completed in 1998, 1997, and 1996. The total consideration given in 1998 for business combinations, including contingent payments, was $57.2 million in cash and 1,785,170 shares of common stock. The excess purchase price over the estimated fair value of the net assets acquired was $131.3 million in 1998; the excess is being amortized using the straight-line method over twenty years. The

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) BUSINESS COMBINATIONS (CONTINUED)
business combinations, accounted for as purchases, reflect the operations of the acquired entities since the respective acquisition dates.

    During 1997, the Company completed several acquisitions. The total consideration given for the 1997 acquisitions was $39.4 million, which included $14.9 million in cash and 892,708 shares of common stock, in transactions accounted for as purchases. The excess purchase price over the estimated fair value of the net assets acquired was $40.0 million in 1997; the excess is being amortized using the straight-line method over twenty years.

    During 1996, the Company completed several acquisitions. The total consideration given for the 1996 acquisitions was $30.5 million, which included $23.4 million in cash and 327,495 shares of common stock, in transactions accounted for as purchases. The excess purchase price over the estimated fair value of the net assets acquired was $24.2 million in 1996; the excess is being amortized using the straight-line method over twenty years.

    In connection with certain acquisitions, the Company may be required to make additional payments that are contingent upon the acquired businesses achieving certain performance criteria. The Company made additional payments in 1998 of $4.2 million in cash and 226,780 shares of common stock and additional payments in 1997 of $2.3 million in cash. These additional payments have been recorded as cost in excess of net assets of businesses acquired.

    The following unaudited pro-forma financial information presents the combined results of operations of the Company as if the acquisitions accounted for as purchase transactions had occurred as of the beginning of the year preceding the consummation of the transaction after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired entities constituted a single entity during such periods.

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Revenues............................................  $  4,302,847  $  4,185,114  $  3,381,772
Net earnings........................................        39,822        27,179        18,269
Basic earnings per share............................          2.40          1.96          1.62
Diluted earnings per share..........................  $       2.07  $       1.77  $       1.51

    Also during 1996, the Company acquired all the issued and outstanding shares of two network consulting organizations for 272,726 and 90,910 shares of common stock, respectively, in transactions accounted for as poolings of interests. The Company's consolidated financial statements for the year ended December 28, 1996, include the fourth fiscal quarter's activity for the acquired businesses. Prior period financial statements were not restated as the results of operations would not have been materially different than those previously reported by the Company. The effect of the non-material poolings was to increase stockholders' equity by approximately $0.6 million.

    On February 17, 1999, subsequent to the Company's fiscal year ended December 26, 1998, the Company issued 0.64 shares of common stock for each share of Vanstar Corporation common stock outstanding, which was approximately 28.0 million shares of the Company's common stock for all of the outstanding common stock of Vanstar Corporation ("Vanstar"). Vanstar is a provider of products and

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) BUSINESS COMBINATIONS (CONTINUED)
services to Fortune 1000 companies and other large enterprises which enable those customers to build, manage and enhance their personal computer networks. This business combination will be accounted for as a pooling of interests, and accordingly, the Company's historical consolidated financial statements presented in future reports will be retroactively restated to include the accounts and results of Vanstar.

    The following pro-forma data summarizes the combined results of operations of the Company and Vanstar as if the combination had been consummated on December 26, 1998.

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Revenues............................................  $  6,887,414  $  6,735,104  $  5,316,841
Net earnings (loss).................................        (8,560)       65,403        47,540
Basic earnings (loss) per share.....................         (0.19)         1.66          1.27
Diluted earnings (loss) per share...................  $      (0.19) $       1.57  $       1.21

    In the first quarter of 1999, the Company expects to record a material pre-tax charge following consummation of the Vanstar merger to cover (1) the direct costs of the merger (including the fees of financial advisors, legal counsel, and independent auditors), (2) the cost of integrating certain aspects of the businesses of the Company and Vanstar, (3) the cost of canceling certain purchase commitments, (4) the costs of employee terminations and facility expenses to eliminate duplicative functions and locations, and (5) other merger related items. This pre-tax charge is estimated to be in the range of $120.0 to $155.0 million. The after-tax impact of this charge is estimated to be in the range of $83.0 to $107.0 million. The estimated charges and nature of the costs included therein as well as the periods in which these costs are recorded are subject to change as the Company's integration plan is more fully developed and more accurate estimates become available.

    Prior to the combination, Vanstar's fiscal year ended April 30. In recording the pooling of interests combination on a pro-forma basis, Vanstar's financial statements for the twelve months ended December 26, 1998 were combined with the Company's financial statements for the same period and Vanstar's financial statements for the years ended April 30, 1998 and 1997 were combined with the Company's financial statements for the years ended December 27, 1997 and December 28, 1996, respectively. Vanstar's unaudited results of operations for the four months ended April 30, 1998 included revenues of $942.0 million and net earnings of $16.5 million. An adjustment will be made to stockholders' equity as of the consummation of the merger, to eliminate the effect of including Vanstar's results of operations for the four months ended April 30, 1998 in both the years ended December 26, 1998 and December 27, 1997.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment stated at cost is as follows:

                                                                           1998        1997
                                                                        ----------  ----------
Land, buildings and improvements......................................  $   24,512  $   22,763
Furniture, fixtures and equipment.....................................      58,873      51,681
Computer equipment....................................................     105,135      77,783
Computer parts held for repair and exchange...........................      23,065      22,890
                                                                        ----------  ----------
                                                                        $  211,585  $  175,117
                                                                        ----------  ----------
                                                                        ----------  ----------

(4) INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  27,669  $  19,867  $  10,195
  State......................................................      5,615      2,969      1,488
Deferred:
  Federal....................................................     (2,692)    (2,251)     1,209
  State......................................................       (879)      (170)        94
                                                               ---------  ---------  ---------
                                                               $  29,713  $  20,415  $  12,986
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The reconciliation of the statutory federal income tax rate and the effective tax rate are as follows:

                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Statutory federal income tax rate.................................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit........................        4.3%       3.2%       3.6%
Other.............................................................        1.7%       2.8%       2.4%
                                                                          ---        ---        ---
                                                                         41.0%      41.0%      41.0%
                                                                          ---        ---        ---
                                                                          ---        ---        ---

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax assets:
  Valuation reserves.....................................................  $  11,554  $   6,475
  Accrued expenses not deducted until paid...............................      5,601      5,305
  Other..................................................................      1,668        163
                                                                           ---------  ---------
    Total deferred tax assets............................................     18,823     11,943
                                                                           ---------  ---------
Deferred tax liabilities:
  Vendor discounts.......................................................      5,453      2,374
  Depreciation...........................................................      5,499      5,600
  Other..................................................................      1,777      1,446
                                                                           ---------  ---------
    Total deferred tax liabilities.......................................     12,729      9,420
                                                                           ---------  ---------
Net deferred tax assets..................................................  $   6,094  $   2,523
                                                                           ---------  ---------
                                                                           ---------  ---------

    There was no valuation allowance for deferred tax assets at December 26, 1998 or December 27, 1997.

(5) NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

    The Company's primary sources of liquidity are provided through a senior secured revolving credit facility of up to $250.0 million, an asset securitization program of up to $250.0 million (see Note 6), and convertible subordinated debentures of $141.5 million.

    The senior secured revolving credit facility, which expires in April 2002, was entered into in April 1998 for $200.0 million and was increased in August 1998 to $250.0 million. Certain inventory and assets of the Company secure the senior secured revolving credit facility with an interest rate based on LIBOR. On December 26, 1998, $60.0 million was outstanding under the senior secured revolving credit facility with an interest rate of 6.6% based on LIBOR. This amount has been classified as long-term debt based upon the terms of the agreement. As a result of the February 1999 merger between InaCom and Vanstar, all amounts outstanding under the Company's $250.0 million senior secured revolving credit facility were accelerated and immediately due. The Company has received a written waiver precluding such debt acceleration under the agreement from the party to this agreement.

    The $141.5 million of convertible subordinated debentures consists of $86.25 million of 4.5% convertible subordinated debentures issued in November 1997 and $55.25 million of 6.0% convertible subordinated debentures issued in June 1996.

    The 1997 debentures are due November 1, 2004 and are convertible into common stock of the Company at a conversion rate of 25.235 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $39.63 per share), subject to adjustments under certain circumstances. The 1997 debentures are not redeemable by the Company prior to November 1, 2001; thereafter the Company may redeem the debentures at various premiums to principal amount. The 1997 debentures may also be

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED) redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The February 1999 merger between InaCom and Vanstar is a Change in Control. As a result, the Company will give notice to the holders of the 1997 debentures that a holder can require InaCom to repurchase such holder's debentures at 100% of the principal amount plus accrued and unpaid interest. The holders may only exercise such repurchase option during the 30-day period following the date of the notice. Subject to certain conditions, InaCom will either pay the repurchase price in cash or in InaCom common stock valued at 95% of the average of the closing prices of InaCom common stock for a five trading day period ending on the third trading day preceding the repurchase date.

    The 1996 debentures are due June 15, 2006 and are convertible into common stock of the Company at a conversion price of $24.00 per share, subject to adjustments under certain circumstances. The 1996 debentures are not redeemable by the Company prior to June 16, 2000; thereafter the Company may redeem the debentures at various premiums to principal amount. The 1996 debentures may also be redeemed at the option of the holder if there is a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The February 1999 merger between InaCom and Vanstar is a Change in Control. As a result, the Company will give notice to the holders of the 1996 debentures that a holder can require InaCom to repurchase such holder's debentures at 100% of the principal amount plus accrued and unpaid interest. The holders may only exercise such repurchase option during the 30-day period following the date of notice.

    The 1997 and 1996 debentures have been classified as long-term debt as the Company has the ability and intent to refinance the debentures under its long-term revolving credit facility or will retire the debentures by issuing InaCom common stock.

(6) ACCOUNTS RECEIVABLE AND CREDIT ARRANGEMENTS

    In July 1998, the Company terminated its existing agreement to sell $200.0 million of accounts receivable, with limited recourse, to an unrelated financial institution. In conjunction with this termination, on July 1, 1998, the Company, through a non-consolidated wholly-owned special purpose corporation, entered into a new agreement to fund up to $250.0 million by selling certain direct division trade accounts receivable, with limited recourse, to an unrelated financial institution. In connection with this asset securitization program, the Company sells on a revolving basis, certain pooled receivables to a special purpose corporation which in turn sells a percentage ownership interest in the pooled receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company is retained as servicer of the pooled receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the pooled receivables totaled $231.0 million and $200.0 million as of December 26, 1998 and December 27, 1997, respectively, and is reflected as a reduction in accounts receivable. Changes in the amount of pooled receivables sold are included in cash flows from financing activities in the consolidated statements of cash flows. The implicit

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) ACCOUNTS RECEIVABLE AND CREDIT ARRANGEMENTS (CONTINUED) interest rate on the receivable sales transaction was 5.7% on December 26, 1998. As a result of the February 1999 merger between InaCom and Vanstar, all amounts outstanding under the asset securitization agreement were accelerated and immediately due. The Company has received a written waiver precluding such debt acceleration under the agreement from the party to this agreement.

    The Company also has floor plan agreements to take advantage of vendor financing programs. The Company has entered into dealer working-capital financing agreements with several financial services organizations which purchase, primarily, accounts receivable from the Company. The Company had contingent liabilities of $1.0 million on December 26, 1998 and $2.4 million on December 27, 1997 relating to these agreements.

(7) COMPREHENSIVE INCOME

    Effective for the year ended December 26, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a full set of general purpose financial statements, however, the adoption of this statement has no impact on the Company's net income or stockholders' equity. Comprehensive income includes net income plus items that, under generally accepted accounting principles, are excluded from net income and are reflected as a component of equity, such as currency translation adjustments and unrealized gains and losses on available-for-sale securities. SFAS No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    The components of accumulated other comprehensive income are presented net of related income tax. The tax benefit related to accumulated foreign currency translation was $0.1 million for 1998.

(8) LEASES

    The Company operates in leased premises which include the general offices, distribution and customization facilities, and Company-owned branches. Operating lease terms range from monthly to ten years and generally provide for renewal options.

    Rent expense for operating leases was approximately $20.7 million, $17.9 million, and $12.0 million for the three years ended December 26, 1998, respectively.

    Future minimum operating lease obligations for the years 1999 through 2003 are $17.8 million, $15.2 million, $12.0 million, $9.4 million, and $6.8 million, respectively. It is anticipated that leases will be renewed or replaced as they expire such that future annual lease obligations will approximate rent expense for 1998.

(9) EMPLOYEE BENEFIT PLAN

    The Company maintains a qualified savings plan under Section 401(k) of the Internal Revenue Code (IRC) which covers substantially all full-time employees. The Company makes annual contributions to the qualified plan, based on participants' annual pay. Participants may also elect to make contributions to the

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(9) EMPLOYEE BENEFIT PLAN (CONTINUED)
plan. Employee contributions are matched by the Company up to limits prescribed by the IRC. Company contributions to the plan approximated $7.3 million in 1998, $5.1 million in 1997, and $3.3 million in 1996.

    The Company maintains a nonqualified savings plan for employees whose benefits under the qualified savings plans are reduced because of limitations under Federal tax laws. Contributions made to this plan were not material.

(10) LITIGATION

    The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(11) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Financing expenses and income taxes paid are summarized as follows:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Financing expenses paid......................................  $  33,352  $  29,537  $  19,611
Income taxes paid............................................  $  35,255  $  20,459  $   8,176
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Components of cash used for acquisitions as reflected in the consolidated statements of cash flows are summarized as follows:

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Fair value of assets acquired, including goodwill...........  $  146,563  $  94,098  $  41,965
Liabilities assumed.........................................     (35,384)   (54,765)   (11,929)
Fair value of common stock issued...........................     (53,968)   (24,483)    (6,650)
                                                              ----------  ---------  ---------
Cash paid, net of cash acquired.............................  $   57,211  $  14,850  $  23,386
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

(12) STOCK OPTION AND AWARD PROGRAMS

    Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in 1998, 1997 and 1996. In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS No. 123.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) STOCK OPTION AND AWARD PROGRAMS (CONTINUED)
    The Company has three stock plans approved by the stockholders in 1997, 1994 and 1990, and a nonqualified stock option plan approved by stockholders in 1987. Options granted under the stock plans may be either nonqualified or incentive stock options. The option price, vesting period and term under the stock plans and the nonqualified stock option plan are set by the Compensation Committee of the Board of Directors of the Company. The option price may not be less than the fair market value per share at the time the option is granted. The vesting period of options granted typically ranges from two to five years, and the term of any option granted may not exceed ten years. The stock plans also permit the issuance of restricted or bonus stock awards by the Compensation Committee. On December 26, 1998, the Company had approximately 780,000 shares available for issuance pursuant to subsequent grants under the plans. On February 17, 1999, the 1997 stock plan was amended in conjunction with the stockholder approval of the Vanstar merger. The amendment increased the number of shares issuable under the 1997 plan by 10 million shares, of which approximately 3.8 million shares were used to convert Vanstar options assumed in the merger to InaCom options.

    Additional information as to shares subject to options is as follows:

                                                                                  WEIGHTED-
                                                                                   AVERAGE
                                                                    NUMBER OF     EXERCISE
                                                                     OPTIONS        PRICE
                                                                    ----------  -------------
Options outstanding at December 30, 1995..........................     799,000    $   12.76
  Granted.........................................................      36,500        35.56
  Exercised.......................................................    (133,000)       10.77
  Canceled........................................................     (21,000)        9.56
                                                                    ----------       ------
Options outstanding at December 28, 1996..........................     681,500        14.47
  Granted.........................................................     710,950        33.23
  Exercised.......................................................     (78,100)       10.28
  Canceled........................................................     (25,200)       34.03
                                                                    ----------       ------
Options outstanding at December 27, 1997..........................   1,289,150        24.67
  Granted.........................................................      21,000        25.70
  Exercised.......................................................     (59,010)       12.16
  Canceled........................................................     (75,865)       30.65
                                                                    ----------       ------
Options outstanding at December 26, 1998..........................   1,175,275    $   24.92
                                                                    ----------       ------
                                                                    ----------       ------
Exercisable at December 26, 1998..................................     712,514    $   20.93
                                                                    ----------       ------
                                                                    ----------       ------

                                                                            EXERCISABLE AT DECEMBER 26,
                               OPTIONS OUTSTANDING AT DECEMBER 26, 1998
                              ------------------------------------------               1998
                                             WEIGHTED-       WEIGHTED-    -------------------------------
                                              AVERAGE         AVERAGE                        WEIGHTED-
                                             REMAINING       EXERCISE                         AVERAGE
RANGE OF OPTION EXERCISE      NUMBER OF     CONTRACTUAL        PRICE        NUMBER OF     EXERCISE PRICE
                  PRICE        OPTIONS         LIFE         PER OPTION       OPTIONS        PER OPTION
----------------------------  ----------  ---------------  -------------  --------------  ---------------
     $    8.00 to 14.63          347,417      4.38 Years     $   11.45         347,417       $   11.45
         19.00 to 25.00          346,750      7.10 Years         22.46         168,728           22.54
         31.66 to 36.56          481,108      8.62 Years         36.43         196,369           36.30
                              ----------  ---------------       ------         -------          ------
     $    8.00 to 36.56        1,175,275      6.92 Years     $   24.92         712,514       $   20.93
                              ----------  ---------------       ------         -------          ------
                              ----------  ---------------       ------         -------          ------

                         INACOM CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) STOCK OPTION AND AWARD PROGRAMS (CONTINUED)

    Pro-forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The following weighted-average fair values for these options were estimated at the date of grant using a Black-Scholes option-pricing model with these weighted-average assumptions for 1998, 1997, and 1996:

                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
Fair value of options granted during the year...............................  $    10.47  $    21.51  $    20.76
Risk-free interest rate.....................................................         4.9%        6.0%        6.1%
Expected dividend yield.....................................................         0.0%        0.0%        0.0%
Expected volatility factor..................................................        72.7%       96.9%       92.5%
Expected life...............................................................   2.6 Years   3.5 Years   2.5 Years

    Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company's net earnings for 1998, 1997 and 1996 would have been reduced by approximately 7.8%, 4.4%, and 1.6%, respectively, and the Company's diluted earnings per share for 1998, 1997,and 1996 would have been reduced by approximately 7.1%, 4.1%, and 1.3%, respectively.

    Pro-forma net earnings reflects only options granted in 1998, 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net earnings amounts presented above, because compensation cost is reflected over the options' vesting periods for the 1998, 1997, 1996 and 1995 options, respectively. Compensation costs for options granted prior to January 1, 1995 are not considered.

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(13) SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 is presented to conform to the 1998 presentation. The Company has various management teams and infrastructures which offer different products and services. The business units have been aggregated into two reportable segments: products and services. The product segment includes the sales of desktops, laptops, servers, monitors, printers, operating systems software, phone systems, voice mail, voice processing, data network equipment and multiple small office-home offerings. The services segment includes sales of integrated life cycle services which encompasses: technology planning, procurement, integration, support, and management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items which cannot practically be identified within a business unit to a reportable segment.

                                                                 PRODUCT      SERVICES     OTHER        TOTAL
                                                               ------------  ----------  ----------  ------------
1998
Revenues.....................................................  $  3,879,334  $  379,091  $       --  $  4,258,425
Segment earnings before taxes................................        35,436      36,861          --        72,297
Total assets.................................................       685,797     159,687     258,055     1,103,539
Total current liabilities....................................  $    413,236  $   26,346  $   94,346  $    533,928

1997
Revenues.....................................................  $  3,626,532  $  269,770  $       --  $  3,896,302
Segment earnings before taxes................................        20,239      29,632          --        49,871
Total assets.................................................       657,743     166,263     136,533       960,539
Total current liabilities....................................  $    359,366  $   26,587  $  103,840  $    489,793

1996
Revenues.....................................................  $  2,944,681  $  157,374  $       --  $  3,102,055
Segment earnings before taxes................................        16,787      14,932          --        31,719
Total assets.................................................       601,971     208,112      37,517       847,600
Total current liabilities....................................  $    345,354  $   39,936  $  226,705  $    611,995

                         INACOM CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 26, 1998
         (COLUMNAR DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(14) EARNINGS PER SHARE

    Basic earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding and dilutive potential common stock outstanding during the period. The earnings per share calculations are as follows:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
BASIC EARNINGS PER SHARE
  Net earnings...................................................................  $  42,584  $  29,456  $  18,733
                                                                                   ---------  ---------  ---------
  Weighted-average number of common shares outstanding...........................     16,000     11,900     10,400
                                                                                   ---------  ---------  ---------
  Basic earnings per share.......................................................  $    2.66  $    2.48  $    1.80
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
DILUTED EARNINGS PER SHARE
  Net earnings...................................................................  $  42,584  $  29,456  $  18,733
  Net after-tax interest savings on convertible subordinated debentures..........      4,246      2,271      1,057
                                                                                   ---------  ---------  ---------
  Net earnings used in diluted earnings per share calculation....................  $  46,830  $  31,727  $  19,790
                                                                                   ---------  ---------  ---------
  Weighted-average number of common shares outstanding...........................     16,000     11,900     10,400
  Dilutive potential common shares from stock options and convertible
    subordinated debentures......................................................      4,700      2,700      1,500
                                                                                   ---------  ---------  ---------
  Shares used in diluted earnings per share calculation..........................     20,700     14,600     11,900
                                                                                   ---------  ---------  ---------
  Diluted earnings per share.....................................................  $    2.26  $    2.17  $    1.66
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                        SCHEDULE

                         INACOM CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                               BALANCE AT   CHARGED TO
                                                                BEGINNING    COST AND      AMOUNTS     BALANCE AT
                                                                OF PERIOD    EXPENSES    WRITTEN OFF  END OF PERIOD
                                                               -----------  -----------  -----------  -------------
Fiscal Year Ended December 26, 1998
  Allowance for Doubtful Accounts............................   $   5,941    $   2,605    $   2,814     $   5,732
Fiscal Year Ended December 27, 1997
  Allowance for Doubtful Accounts............................       4,385        3,444        1,888         5,941
Fiscal Year Ended December 28, 1996
  Allowance for Doubtful Accounts............................   $   3,537    $   1,626    $     778     $   4,385


                                                               BALANCE AT   CHARGED TO
                                                                BEGINNING    COST AND      AMOUNTS     BALANCE AT
                                                                OF PERIOD    EXPENSES    WRITTEN OFF  END OF PERIOD
                                                               -----------  -----------  -----------  -------------
Fiscal Year Ended December 26, 1998
  Inventory Reserve..........................................   $   4,138    $   2,500    $   4,374     $   2,264
Fiscal Year Ended December 27, 1997
  Inventory Reserve..........................................       3,153        3,205        2,220         4,138
Fiscal Year Ended December 28, 1996
  Inventory Reserve..........................................   $   2,582    $   3,491    $   2,920     $   3,153

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 18th day of March, 1999.

                                INACOM CORP.

                                By:            /s/ Bill L. Fairfield
                                     -----------------------------------------
                                                 Bill L. Fairfield,
                                                     PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InaCom Corp. and in the capacities indicated on the 18th day of March, 1999.

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

              RICHARD H. BARD*                Director

               MOGENS C. BAY*                 Director

              JAMES Q. CROWE*                 Director

             W. GRANT GREGORY*                Director

              JOSEPH INATOME*                 Director

               RICK INATOME*                  Director

            WILLIAM H. JANEWAY*               Director

              JOHN R. OLTMAN*                 Director

             GARY SCHWENDIMAN*                Director

            WILLIAM Y. TAUSCHER*              Director

              LINDA S. WILSON*                Director

*Bill Fairfield, by signing his name hereto, signs this Annual Report on behalf of each of the persons indicated. A power of attorney authorizing Bill L. Fairfield to sign the
 Annual Report on Form 10-K on behalf of each of the indicated directors of InaCom Corp.
 has been filed herein as Exhibit 24.

           /s/ Bill L. Fairfield
-------------------------------------------
             Bill L. Fairfield,
              ATTORNEY-IN-FACT

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION                                                                PAGE
-------  -----------                                                                ----
3.1      Restated Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3.1 to the Company's Current
         Report on Form 8-K/A dated February 17, 1999.

3.2      Bylaws of the Company, as amended to date, incorporated by reference to
         Exhibit 3.2 to the Company's Current Report on Form 8-K/A dated
         February 17, 1999.

4.1      Subordinated Indenture dated June 14, 1996 between the Company and
         First National Bank of Omaha, and related debenture, with respect to the Company's 6% convertible subordinated debentures due June 15, 2000, incorporated by reference to Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 29, 1996.

4.2      Subordinated Indenture dated September 30, 1997 between the Company and
         Norwest Bank Minnesota, National Association and First Supplemental
         Indenture thereto dated November 4, 1997 incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K dated
         November 4, 1997.

4.3 4.50% Subordinated Convertible Debenture, Due November 1, 2004 incorporated by reference to Exhibit 4.3 to the Company's Current
         Report on Form 8-K dated November 4, 1997.

4.4 Indenture dated as of October 2, 1996 between Vanstar Corporation as issuer and Wilmington Trust Company as trustee and First Supplemental
         Indenture thereto incorporated by reference to Exhibits 4.2 and 4.5 to the Company's Current Report on Form 8-K/A dated February 17, 1999.

4.5 Form of Vanstar Financing Trust 6 3/4% Preferred Securities incorporated by reference to Exhibit 4.3 to the Company's Current
         Report on Form 8-K/A dated February 17, 1999.

4.6 Form of Vanstar Corporation 6 3/4% Convertible Subordinated Debenture incorporated by reference to Exhibit 4.4 to the Company's Current
         Report on Form 8-K/A dated February 17, 1999.

4.7      Registration Rights Agreement between InaCom Corp. and Warburg, Pincus
         Capital Company, L.P. dated as of October 8, 1998 incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A dated February 17, 1999.

10.1     1987 Stock Option Plan of the Company incorporated by reference to
         Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2 1990 Stock Plan of the Company, with amendments thereto, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1994.

10.3     1994 Stock Plan of the

Company...............................................................     50
10.4     1997 Stock Plan of the Company, incorporated by reference to Exhibit
         10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 and amendment thereto incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
         February 17, 1999.


EXHIBIT
NUMBER   DESCRIPTION                                                                PAGE
-------  -----------                                                                ----
10.5     Executive Incentive Plan incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 27, 1997.

10.6 Nonqualified Deferred Compensation Plan of the Company, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7 First Amendment to the Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 30, 1995.

10.8 Second Amendment to the Nonqualified Deferred Compensation Plan incorporated by reference to Exhibit 10.8 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9 Rick Inatome Consulting Agreement, with amendment thereto, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 30, 1995.

10.10 Executive Death Benefit Plan incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 27, 1997.

10.11 Executive Disability Wage Continuation Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.12 Form of Severance Benefit Agreement between the Company and seven of its officers, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1994.

10.13 Restricted Stock Agreements between the Company and Bill L. Fairfield, incorporated by reference to Exhibit 10.16 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1994.

10.14    Lease Agreement between the Company and Maple Avenue Limited Liability
         Company dated September 5, 1994, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         24, 1994.

10.15    Separation, Consulting and Noncompetition Agreement dated October 8,
         1998 between InaCom Corp. and William Y. Tauscher incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated February 17, 1999.

12       Statement re: Ratio of Earnings to Fixed
         Charges................................................................    57
21       Subsidiaries of the
         Company................................................................    58

23       Consent of KPMG Peat Marwick
         LLP....................................................................    59

24       Powers of
         Attorney...............................................................    60

27       Financial Data
         Schedule...............................................................    72

         Pursuant to Item 601(h)(4) of Regulation S-K, certain instruments with respect to the Company's long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

         Management contracts and compensatory plans are set forth as Exhibits
10.1 through 10.15 above.