Form 10-Q
period 1999-03-27
INACOM CORP
filed 1999-05-11
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

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

                              Yes /X/        No / /

As of May 3, 1999, there were 45,228,260 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             MARCH 27,   DECEMBER 26,
                                                1999         1998
                                             ----------  ------------
                               ASSETS
Current assets:
  Cash and cash equivalents................  $   88,897    $ 69,939
  Accounts receivable, net.................     744,019     705,305
  Inventories..............................     402,859     485,283
  Other current assets.....................      64,156      59,345
                                             ----------  ------------
    Total current assets...................   1,299,931   1,319,872
                                             ----------  ------------
  Property and equipment, net..............     156,975     197,130
  Cost in excess of net assets of
    businesses acquired, net of accumulated
    amortization...........................     319,060     314,462
  Other assets, net of accumulated
    amortization...........................     117,375      49,520
                                             ----------  ------------
                                             $1,893,341   1$,880,984
                                             ----------  ------------
                                             ----------  ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................  $  553,826    $554,217
  Notes payable and current maturities of
    long-term debt.........................     150,186     179,829
  Other current liabilities................     252,323     183,621
                                             ----------  ------------
    Total current liabilities..............     956,335     917,667
                                             ----------  ------------
Other long-term liabilities................       1,033       1,178
Long-term debt, less current maturities....     316,557     201,941
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trust holding solely
  convertible subordinated debt securities
  of the Company...........................     195,063     194,974
Stockholders' equity:
  Capital stock:
  Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none
    issued.................................      --          --
  Common stock of $.10 par value.
    Authorized 100,000,000 shares; issued
    shares 45,219,912 in 1999 and
    44,795,289 in 1998.....................       4,522       4,480
  Additional paid-in capital...............     413,750     407,159
  Accumulated other comprehensive income...      (1,951)     (2,480)
  Retained earnings........................       9,130     157,302
                                             ----------  ------------
                                                425,451     566,461
  Unearned restricted stock................      (1,098)     (1,237)
                                             ----------  ------------
    Total stockholders' equity.............     424,353     565,224
                                             ----------  ------------
                                             $1,893,341   1$,880,984
                                             ----------  ------------
                                             ----------  ------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THIRTEEN WEEKS ENDED
                                                                                   ------------------------------
                                                                                     MARCH 27,       MARCH 28,
                                                                                        1999            1998
                                                                                   --------------  --------------
Revenues:
  Products.......................................................................   $  1,164,016    $  1,463,864
  Services.......................................................................        202,336         208,024
                                                                                   --------------  --------------
                                                                                       1,366,352       1,671,888
                                                                                   --------------  --------------
Direct costs:
  Products.......................................................................      1,127,821       1,364,360
  Services.......................................................................        173,540         124,878
                                                                                   --------------  --------------
                                                                                       1,301,361       1,489,238
                                                                                   --------------  --------------
Gross margin.....................................................................         64,991         182,650
Selling, general and administrative expenses.....................................        178,431         135,320
Restructuring charges............................................................        103,900         --
                                                                                   --------------  --------------
Operating income (loss)..........................................................       (217,340)         47,330
Financing expense, net...........................................................         10,224          16,440
                                                                                   --------------  --------------
Earnings (loss) before income taxes and distributions on preferred securities of
  trust..........................................................................       (227,564)         30,890
Income tax expense (benefit).....................................................        (81,621)         11,924
                                                                                   --------------  --------------
Earnings (loss) before distributions on preferred securities of trust............       (145,943)         18,966
Distributions on convertible preferred securities of trust, net of income
  taxes..........................................................................          2,229           2,229
                                                                                   --------------  --------------
Net earnings (loss)..............................................................   $   (148,172)   $     16,737
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Earnings (loss) per share:
  Basic..........................................................................   $      (3.29)   $       0.39
  Diluted........................................................................   $      (3.29)   $       0.37
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Common shares and equivalents outstanding:
  Basic..........................................................................         45,000          42,700
  Diluted........................................................................         45,000          48,200
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                        THIRTEEN WEEKS ENDED
                                                                                   ------------------------------
                                                                                     MARCH 27,       MARCH 28,
                                                                                        1999            1998
                                                                                   --------------  --------------
Cash flows from operating activities:
  Net earnings (loss)............................................................   $   (148,172)    $   16,737
  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
      Depreciation and amortization..............................................         20,707         19,234
      Restructuring and unusual charges..........................................        217,000         --
      Deferred taxes related to restructuring and unusual charges................        (77,395)        --
      Changes in assets and liabilities, net of business combinations and restructuring and unusual charges
          Accounts receivable....................................................        148,304        (77,941)
          Inventories............................................................         29,090        (69,025)
          Prepaid expenses and other assets......................................          1,265            (73)
          Accounts payable.......................................................           (391)        49,907
          Accrued and other liabilities..........................................        (59,261)        23,309
                                                                                   --------------  --------------
        Net cash provided (used) by operating activities.........................        131,147        (37,852)
                                                                                   --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment............................................         (7,860)       (24,616)
  Business combinations..........................................................         (2,237)       (10,197)
  Receipts from (increases in) notes receivable..................................            136         (1,735)
  Other, including investments in unconsolidated affiliates......................          1,826         (9,763)
                                                                                   --------------  --------------
        Net cash used in investing activities....................................         (8,135)       (46,311)
                                                                                   --------------  --------------
Cash flows from financing activities:
  Proceeds from notes payable....................................................         86,617         54,762
  Reduction in receivables sold..................................................       (191,000)        --
  (Payments on) proceeds from long-term debt.....................................         (1,644)         1,582
  Proceeds from employee stock plans.............................................          2,135          2,836
                                                                                   --------------  --------------
        Net cash provided (used) by financing activities.........................       (103,892)        59,180
                                                                                   --------------  --------------
Change in cumulative translation adjustment......................................           (162)        --
                                                                                   --------------  --------------
Net increase (decrease) in cash and cash equivalents.............................         18,958        (24,983)
Adjustment to conform company year ends..........................................        --               3,587
Cash and cash equivalents, beginning of year.....................................         69,939         62,068
                                                                                   --------------  --------------
Cash and cash equivalents, end of the period.....................................   $     88,897     $   40,672
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and notes thereto contained in the Company's report on Form 8-K dated February 17, 1999, as amended. The results of operations for the thirteen weeks ended March 27, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 25, 1999.

    On February 17, 1999, the Company issued approximately 28.2 million shares of common stock for all of the outstanding common stock of Vanstar Corporation, a provider of products and services to Fortune 1000 companies and other large enterprises. The merger was accounted for as a pooling-of-interests and, accordingly, the Company's historical financial statements have been restated to include the accounts and results of Vanstar as if the companies had operated together from the beginning of the earliest period presented.

2. ACCOUNTS RECEIVABLE

    The Company currently has two separate asset securitization programs, which allow for funding of up to $250.0 million and $175.0 million, respectively. The agreements are with two separate, unrelated financial institutions and the Company, through separate, non-consolidated wholly-owned special purpose corporations. In connection with these asset securitization programs, the Company sells on a revolving basis, certain pooled receivables to the special purpose corporations, which in turn sell a percentage ownership interest in the pooled receivables to a commercial paper conduit sponsored by the two separate financial institutions. These transactions have been recorded as a sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company is retained as servicer of the pooled receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the pooled receivables totaled $215.0 million as of March 27, 1999 and $406.0 million as of December 26, 1998. The proceeds are reflected as a reduction in accounts receivable. Changes in the amount of pooled receivables sold are included in cash flows from financing activities in the consolidated statements of cash flows. On March 27, 1999, the implicit interest rates on the receivable sale transactions were 5.3% and 5.5%.

3. SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998, which changed the way the Company reports information about its operating segments. The Company has various management teams and infrastructures, which offer different products and services. The Company has identified two reportable segments: products and services. The product segment includes the sales of desktops, laptops, servers, monitors, printers, operating systems software, phone systems, voice mail, voice processing, data network equipment and multiple small office-home offerings. The services segment includes sales of integrated life cycle services, which encompasses technology planning, procurement, integration, support, and management.

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

3. SEGMENT REPORTING (CONTINUED)
    Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                                        THIRTEEN WEEKS ENDED
                                                                                   ------------------------------
                                                                                     MARCH 27,       MARCH 28,
                                                                                        1999            1998
                                                                                   --------------  --------------
Revenues:
  Products.......................................................................   $  1,164,016    $  1,463,864
  Services.......................................................................        202,336         208,024
                                                                                   --------------  --------------
  Total..........................................................................   $  1,366,352    $  1,671,888
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Segment earnings (loss) before taxes:
  Products.......................................................................   $   (162,352)   $     23,039
  Services.......................................................................        (65,212)          7,851
                                                                                   --------------  --------------
  Total..........................................................................   $   (227,564)   $     30,890
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    For the thirteen weeks ended March 27, 1999, segment earnings (loss) before taxes includes the impact of $217.0 million in restructuring and unusual charges, of which $158.0 million is in the products segment and $59.0 million is in the services segment.

4. EARNINGS PER SHARE

    Basic earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding and dilutive potential common stock outstanding during the period. The earnings per share calculations are as follows:

                                                                                        THIRTEEN WEEKS ENDED
                                                                                   ------------------------------
                                                                                     MARCH 27,       MARCH 28,
                                                                                        1999            1998
                                                                                   --------------  --------------
BASIC EARNINGS PER SHARE
  Net earnings (loss)............................................................   $   (148,172)    $   16,737
                                                                                   --------------       -------
  Weighted-average number of common shares outstanding...........................         45,000         42,700
                                                                                   --------------       -------
  Earnings (loss) per share......................................................   $      (3.29)    $     0.39
                                                                                   --------------       -------
                                                                                   --------------       -------
DILUTED EARNINGS PER SHARE
  Net earnings (loss)............................................................   $   (148,172)    $   16,737
  Net after-tax interest savings on convertible subordinated debentures..........        --               1,061
                                                                                   --------------       -------
  Net earnings (loss) used in diluted earnings per share calculation.............   $   (148,172)    $   17,798
                                                                                   --------------       -------
  Weighted-average number of common shares outstanding...........................         45,000         42,700
  Common equivalent shares from stock options and
    convertible subordinated debentures..........................................        --               5,500
                                                                                   --------------       -------
  Shares used in diluted earnings per share calculation..........................         45,000         48,200
                                                                                   --------------       -------
  Diluted earnings (loss) per share..............................................   $      (3.29)    $     0.37
                                                                                   --------------       -------
                                                                                   --------------       -------

    For the thirteen weeks ended March 27, 1999, basic and diluted earnings per share are the same. As a result of the net loss for the period, calculating diluted earnings per share by adding back the net after-tax interest savings and including the dilutive potential common shares would have resulted in diluted earnings per share being anti-dilutive.

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

5. MARKET DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. Funds or credits are primarily based on the sales of the vendors' products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors typically range from 1% to 5% of sales on an annual basis.

6. BUSINESS COMBINATIONS

    On February 17, 1999, the Company issued approximately 28.2 million shares of common stock for all of the outstanding common stock of Vanstar Corporation, a provider of products and services to Fortune 1000 companies and other large enterprises. The merger was accounted for as a pooling-of-interests and, accordingly, the Company's historical financial statements have been restated to include the accounts and results of Vanstar as if the companies had operated together from the beginning of the earliest period presented.

    Also, during the first quarter of 1999, the Company made contingent payments based on certain performance criteria in relation to business combinations consummated in prior years. The total contingent payments were $8.7 million, which included $2.2 million in cash and 333,394 shares of common stock.

7. RESTRUCTURING AND UNUSUAL CHARGES

    In conjunction with the merger of Inacom and Vanstar along with the Company's efforts to address current market conditions, the Company recognized previously announced restructuring and other unusual charges during the first quarter of 1999. These charges include items presented as restructuring costs as defined by Emerging Issues Task Force 94-3 and other unusual charges. The restructuring charges are in conjunction with the Company's previously announced plans to integrate and consolidate operations of Inacom and Vanstar following the February 17, 1999 merger. The restructuring and unusual pre-tax charges totaled $217.0 million, of which $75.9 million will not require cash payments and include charges for duplicate fixed assets and duplicate inventory (including service parts). The remaining $141.1 million will require cash payments to be made for termination fees upon the closure of duplicate leased facilities, to employees for severance, for contract terminations and vendor purchase commitments, and for other direct costs related to the merger with Vanstar.

    RESTRUCTURING CHARGES

    Restructuring charges of $103.9 million include the cost of involuntary employee separation benefits, leased facility closures and consolidations, losses on abandonment or disposal of leasehold improvements and equipment, termination of certain contracts and agreements, and professional fees associated with the merger. Employee separation benefits of $33.6 million include amounts to be paid for severance, medical, and other benefits for 1,340 permanent full-time employees that will be severed in accordance with management's integration and consolidation plan. As of March 27, 1999, 717 employees had been severed and $15.6 million in separation benefits had been paid and subsequently charged against the separation benefits reserve. The Company estimates all separation activities to be completed by the end of 1999.

    Duplicate leased facility closure and consolidation costs of $47.5 million include amounts to be paid for lease termination fees, losses on abandonment or disposal of leasehold improvements, equipment, and capitalized software, net of estimated disposal values in accordance with management's integration and

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

7. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED) consolidation plan. As of March 27, 1999, 19 leases have been terminated and $2.3 million in lease termination fees have been paid and subsequently charged against the facility closure and consolidation reserve. The Company estimates all facility closures and consolidations to be completed by June 26, 1999.

    Termination costs for certain contracts and agreements of $8.2 million include the fees to be paid upon the termination and cancellation of contracts and agreements pursuant to management's integration and consolidation plan. Other direct costs related to the merger of $14.6 million include fees paid to financial advisors, legal counsel, and independent auditors. As of March 27, 1999, $3.6 million had been paid pursuant to the termination of contracts and agreements and to financial advisors, legal counsel, and independent auditors.

    Reserves accrued for the restructuring charges are reflected as an increase in current liabilities on the Company's balance sheet dated March 27, 1999. As of March 27, 1999 the restructuring charges reserve had a balance of $77.9 million, which includes provision amounts of $103.9 million less charges to the reserve of $26.0 million.

    UNUSUAL CHARGES

    Unusual charges of $113.1 million not presented as restructuring charges are reflected in direct costs ($86.1 million) and selling, general, and administrative expenses ($27.0 million). In direct costs, the unusual charges are reflected in the products segment ($46.5 million) and the services segment ($39.6 million). In selling, general, and administrative expenses, the unusual charges are reflected in the products segment ($23.0 million) and the services segment ($4.0 million). The unusual charges include non-cash charges primarily related to the losses incurred on liquidating certain duplicative inventories (including service parts) and $4.0 million to record estimated losses on the collection of certain trade accounts in conjunction with the recent developments regarding such accounts. The unusual charges also include cash charges related to certain vendor purchase commitments and other integration costs associated with merger activities.

    Losses on the liquidation of certain duplicative inventories and vendor purchase commitments of $86.1 million include losses on the disposal of duplicative inventories and service parts of $43.6 million. Additional charges of $42.5 million include the estimated losses to be realized on the disposal of other duplicative inventories as additional inventory and service part facilities are consolidated, in accordance with management's integration and consolidation plan, along with certain vendor purchase commitments assumed in the Vanstar merger for which there is no future economic benefit for the combined company. Cash requirements related to the purchase commitments of $14.0 million in 1999 and $20.0 million in 2000 will be paid from the Company's revolving credit facility. The reserve established for these estimated losses is reflected as a contra-asset to inventory on the Company's balance sheet dated March 27, 1999. The Company estimates that all liquidation and disposal activities for duplicative inventory and service parts will be completed by the end of 1999 after all inventory and service part facilities are consolidated.

    Integration costs associated with the merger of $23.0 million, which were paid by March 27, 1999, include the costs incurred by the Company to effect the Vanstar merger and to integrate the continuing operations of the combined companies. The costs consist of the expense of furnishing information to stockholders, fees of certain integration consultants, and expenses related to the service of certain employees. These costs include both current period costs and previously deferred costs recognized upon consummation of the merger with Vanstar.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INACOM THAT ARE BASED ON THE BELIEFS OF INACOM MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO INACOM MANAGEMENT. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF INACOM WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE CERTAIN BUSINESS FACTORS DESCRIBED IN INACOM'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 26, 1998. SHOULD ONE OR MORE OF SUCH RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS BELIEVED, ESTIMATED OR EXPECTED.

RESULTS OF OPERATIONS

    The following tables set forth, for the indicated periods, revenues, gross margins, and net earnings (loss) before distributions on convertible preferred securities of trust and the mix of revenues, gross margins, and net earnings
(loss) before distributions on convertible preferred securities of trust for each of the Company's operating segments.

                          SUMMARY OF OPERATING RESULTS
                             (DOLLARS IN THOUSANDS)

                                                                               THIRTEEN WEEKS ENDED
                                                               ----------------------------------------------------
                                                                MARCH 27,     MARCH 28,     MARCH 27,    MARCH 28,
                                                                 1999(1)         1998        1999(1)       1998
                                                               ------------  ------------  -----------  -----------
Revenues:
  Products...................................................  $  1,164,016  $  1,463,864        85.2%        87.6%
  Services...................................................       202,336       208,024        14.8         12.4
                                                               ------------  ------------       -----        -----
    Total....................................................  $  1,366,352  $  1,671,888       100.0%       100.0%
                                                               ------------  ------------       -----        -----
                                                               ------------  ------------       -----        -----
Gross margin:
  Products...................................................  $     36,195  $     99,504        55.7%        54.5%
  Services...................................................        28,796        83,146        44.3         45.5
                                                               ------------  ------------       -----        -----
    Total....................................................  $     64,991  $    182,650       100.0%       100.0%
                                                               ------------  ------------       -----        -----
                                                               ------------  ------------       -----        -----
Earnings (loss) before distributions on convertible preferred securities of trust:
  Products...................................................  $   (104,121) $     14,146        71.3%        74.6%
  Services...................................................       (41,822)        4,820        28.7         25.4
                                                               ------------  ------------       -----        -----
    Total....................................................  $   (145,943) $     18,966       100.0%       100.0%
                                                               ------------  ------------       -----        -----
                                                               ------------  ------------       -----        -----

------------------------

(1) Gross margin includes the impact of $86.1 in unusual charges, of which $46.5 million is in products and $39.6 million is in services. Earnings (loss) before distributions on convertible preferred securities of trust includes the impact of $139.6 million after tax in restructuring and unusual charges, of which $101.7 million is in products and $37.9 million is in services.

    The following table sets forth for the indicated periods the gross margin percentage of the two operating segments and the consolidated gross margin percentage of the Company.

                                                                             THIRTEEN WEEKS ENDED
                                                                         ----------------------------
                                                                           MARCH 27,      MARCH 28,
                                                                           1999 (1)         1998
                                                                         -------------  -------------
Gross margin:
  Products.............................................................          3.1%           6.8%
  Services.............................................................         14.2           40.0
    Consolidated gross margin..........................................          4.8%          10.9%

------------------------

(1) Gross margin includes the impact of $86.1 in unusual charges.

REVENUES

    Revenues for the first quarter of 1999 decreased $305.5 million or 18.3% when compared to the same period in 1998. The decrease in revenues resulted from a decline in both revenue components. Product revenues for the first quarter of 1999 decreased $299.8 million or 20.5% when compared to the same period in 1998. Services revenues for the first quarter of 1999 decreased $5.7 million or 2.7% when compared to the same period in 1998.

    In the first quarter of 1999, product revenues decreased primarily as a result of weak market conditions and reduced sales momentum during the pendency of the merger with Vanstar. Product revenues through the client direct side of the business decreased $78.8 million or 7.7% compared to the first quarter of 1998. This decrease was primarily a result of the factors mentioned above. Product revenues through the independent dealer channel decreased $221.0 million or 50.6% compared to the first quarter of 1998. Market conditions, including increased pricing pressures in the independent dealer channel, and the reduced sales momentum mentioned above contributed to the decline in the independent dealer channel. Furthermore, with the decrease in inventory levels and the decrease in manufacturer funded programs and incentives in the first quarter of 1999 compared to the first quarter of 1998, the Company continued to de-emphasize the high-volume, lower-margin distribution business.

    In the first quarter of 1999, revenues from services decreased primarily as a result of reduced sales momentum during the pendency of the merger with Vanstar. The factors contributing to a decline in product revenues also contributed to the decline for services sold with products.

GROSS MARGINS

    The Company's consolidated gross margin percentage decreased in the first quarter of 1999 compared to the same period in 1998. This decrease was due to $86.1 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in direct costs (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the Company's consolidated gross margin percentage increased to 11.1% in the first quarter of 1999 compared to 10.9% in the first quarter of 1998. This increase was primarily due to a change in the mix of revenues to include more of the higher-margin services along with an improvement in the gross margin percentage on products. This increase was partially offset by a decline in the gross margin percentage on services in the first quarter of 1999 compared to the first quarter of 1998.

    The gross margin percentage on products decreased in the first quarter of 1999 compared to the first quarter of 1998 due to $46.5 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in the direct costs of products (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the gross margin percentage on products increased to 7.1% in the first quarter of 1999 compared to 6.8% in the first quarter of 1998. This increase was primarily due to a change in the mix of product revenues to include more of the higher-margin client direct revenues versus lower-margin independent dealer revenues.

    The gross margin percentage on services decreased in the first quarter of 1999 compared to the first quarter of 1998 partially due to $39.6 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in the direct costs of services (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the gross margin percentage on services decreased to 33.8% in the first quarter of 1999 compared to 40.0% in the first quarter of 1998. This decrease was primarily due to a shortfall in services revenues that resulted in higher direct labor costs as a percentage of revenues due to lower utilization rates. Also, a shift in the services revenue mix to include less of the higher-margin professional services contributed to the decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses in the first quarter of 1999 increased $43.1 million or 31.9% compared to the first quarter of 1998. SG&A as a percent of revenues increased to 13.1% in the first quarter of 1999 compared to 8.1% in the first quarter of 1998. These increases were partially due to $27.0 million in unusual charges recognized by the Company in the first quarter of 1999 (see "Restructuring and Unusual Charges"). Excluding these unusual charges, SG&A increased $16.1 million in the first quarter of 1999 compared to the same period in 1998 and SG&A as a percentage of revenues increased to 11.1%. The increase in SG&A as a percentage of revenues was primarily due to the shortfall in revenues.

RESTRUCTURING AND UNUSUAL CHARGES

    In conjunction with the merger of Inacom and Vanstar along with the Company's efforts to address current market conditions, the Company recognized previously announced restructuring and other unusual charges during the first quarter of 1999. These charges include items presented as restructuring costs as defined by Emerging Issues Task Force 94-3 and other unusual charges. The restructuring charges are in conjunction with the Company's previously announced plans to integrate and consolidate operations of Inacom and Vanstar following the February 17, 1999 merger. The restructuring and unusual pre-tax charges totaled $217.0 million, of which $75.9 million will not require cash payments and include charges for duplicate fixed assets and duplicate inventory (including service parts). The remaining $141.1 million will require cash payments to be made for termination fees upon the closure of duplicate leased facilities, to employees for severance, for contract terminations and vendor purchase commitments, and for other direct costs related to the merger with Vanstar.

    RESTRUCTURING CHARGES

    Restructuring charges of $103.9 million include the cost of involuntary employee separation benefits, leased facility closures and consolidations, losses on abandonment or disposal of leasehold improvements and equipment, termination of certain contracts and agreements, and professional fees associated with the merger. Employee separation benefits of $33.6 million include amounts to be paid for severance, medical, and other benefits for 1,340 permanent full-time employees that will be severed in accordance with management's integration and consolidation plan. As of March 27, 1999, 717 employees had been severed and $15.6 million in separation benefits had been paid and subsequently charged against the separation benefits reserve. The Company estimates all separation activities to be completed by the end of 1999.

    Duplicate leased facility closure and consolidation costs of $47.5 million include amounts to be paid for lease termination fees, losses on abandonment or disposal of leasehold improvements, equipment, and capitalized software, net of estimated disposal values in accordance with management's integration and consolidation plan. As of March 27, 1999, 19 leases have been terminated and $2.3 million in lease termination fees have been paid and subsequently charged against the facility closure and consolidation reserve. The Company estimates all facility closures and consolidations to be completed by June 26, 1999.

    Termination costs for certain contracts and agreements of $8.2 million include the fees to be paid upon the termination and cancellation of contracts and agreements pursuant to management's integration and consolidation plan. Other direct costs related to the merger of $14.6 million include fees paid to financial advisors, legal counsel, and independent auditors. As of March 27, 1999, $3.6 million had been paid pursuant to the termination of contracts and agreements and to financial advisors, legal counsel, and independent auditors.

    Reserves accrued for the restructuring charges are reflected as an increase in current liabilities on the Company's balance sheet dated March 27, 1999. As of March 27, 1999 the restructuring charges reserve had a balance of $77.9 million, which includes provision amounts of $103.9 million less charges to the reserve of $26.0 million.

    UNUSUAL CHARGES

    Unusual charges of $113.1 million not presented as restructuring charges are reflected in direct costs ($86.1 million) and selling, general, and administrative expenses ($27.0 million). In direct costs, the unusual charges are reflected in the products segment ($46.5 million) and the services segment ($39.6 million). In selling, general, and administrative expenses, the unusual charges are reflected in the products segment ($23.0 million) and the services segment ($4.0 million). The unusual charges include non-cash charges primarily related to the losses incurred on liquidating certain duplicative inventories (including service parts) and $4.0 million to record estimated losses on the collection of certain trade accounts in conjunction with the recent developments regarding such accounts. The unusual charges also include cash charges related to certain vendor purchase commitments and other integration costs associated with merger activities.

    Losses on the liquidation of certain duplicative inventories and vendor purchase commitments of $86.1 million include losses on the disposal of duplicative inventories and service parts of $43.6 million. Additional charges of $42.5 million include the estimated losses to be realized on the disposal of other duplicative inventories as additional inventory and service part facilities are consolidated, in accordance with management's integration and consolidation plan, along with certain vendor purchase commitments assumed in the Vanstar merger for which there is no future economic benefit for the combined company. Cash requirements related to the purchase commitments of $14.0 million in 1999 and $20.0 million in 2000 will be paid from the Company's revolving credit facility. The reserve established for these estimated losses is reflected as a contra-asset to inventory on the Company's balance sheet dated March 27, 1999. The Company estimates that all liquidation and disposal activities for duplicative inventory and service parts will be completed by the end of 1999 after all inventory and service part facilities are consolidated.

    Integration costs associated with the merger of $23.0 million, which were paid by March 27, 1999, include the costs incurred by the Company to effect the Vanstar merger and to integrate the continuing operations of the combined companies. The costs consist of the expense of furnishing information to stockholders, fees of certain integration consultants, and expenses related to the service of certain employees. These costs include both current period costs and previously deferred costs recognized upon consummation of the merger with Vanstar.

FINANCING EXPENSE

    Financing expense in the first quarter of 1999 decreased $6.2 million to $10.2 million compared to $16.4 million in the first quarter of 1998. Financing expense decreased primarily as a result of lower borrowings and lower borrowing rates. The decrease in borrowings during the first quarter of 1999 resulted from a reduction in inventory levels. The decrease in the borrowing rates during the first quarter 1999 resulted primarily from the Company's new financing agreements entered into in the second and third quarters of 1998, which carried more favorable rates.

DISTRIBUTION ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX

    In October 1996, the Vanstar Financing Trust (the "Trust"), a special purpose financing trust formed by Vanstar, issued 4,025,000 6 3/4% trust convertible preferred securities. Distributions on preferred securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security ($201,250,000 in the aggregate) and are included in "Distributions on convertible preferred securities of trust, net of income taxes" in the Consolidated Statements of Operations. In both the first quarters of 1999 and 1998, the distributions on convertible preferred securities of trust, net of income taxes, totaled $2.2 million.

NET EARNINGS (LOSS)

    Net earnings (loss) are reported after giving effect to the distributions on convertible preferred securities of trust. Including the impact of the restructuring and unusual charges recorded by the Company in the first quarter of 1999 (see "Restructuring and Unusual Charges"), the net loss was $148.2 million, or $3.29 per diluted share, in the first quarter of 1999 compared to net earnings of $16.7 million, or $0.37 per diluted share, in the same period of 1998. Excluding the restructuring and unusual charges of $139.6 million after tax, the net loss for the first quarter of 1999 was $8.6 million, or $0.19 per diluted share. These decreases resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    On March 27, 1999, the Company's primary sources of liquidity were provided through a senior secured revolving credit facility entered into in July 1998 with Deutsche Bank, N.A., as agent, of up to $250.0 million, a $350.0 million inventory and working capital financing agreement with IBM Credit Corp. ("IBMCC"), and asset securitization programs with JP Morgan & Co. and Nesbitt Burns Securities, Inc. aggregating up to $425.0 million. Capital resources also included $201.3 million in Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely convertible subordinated debt securities of the Company and $141.5 million of convertible subordinated debentures.

    On March 27, 1999, $204.9 million was outstanding under the Company's $350.0 million inventory and working capital financing agreement with IBMCC. Of this amount, $56.8 million relating to non-interest bearing trade accounts payable was included in accounts payable and $148.1 million relating to interest-bearing working capital was classified as short-term borrowings. Borrowings under the inventory and working capital financing agreement are subject to certain borrowing base limitations and are secured by certain inventory, accounts receivable, and other assets of the Company. On March 27, 1999, amounts borrowed under the interest-bearing working capital portion of the line of credit carried an interest rate of 6.5% based on LIBOR.

    On March 27, 1999, $175.0 million was outstanding under the $250.0 million senior secured revolving credit facility with Deutsche Bank at an interest rate of 6.2% based on LIBOR. Certain inventory, accounts receivable, and other assets of the Company secure this facility.

    In December 1996, the Company established an asset securitization facility, which currently provides the Company with up to $175.0 million in available credit. Pursuant to this asset securitization facility, the Company sells an undivided percentage ownership interest in certain accounts receivable. As of March 27, 1999, the proceeds of this receivable sale transaction totaled $152.0 million. On March 27, 1999, the implicit interest rate on the receivable sale transaction was 5.5%.

    In July 1998, the Company entered into another asset securitization facility to fund up to $250.0 million by selling certain direct division trade accounts receivable, with limited recourse, to an unrelated financial institution. New qualifying receivables are sold to the financial institution as collections reduce previously sold receivables. On March 27, 1999, $63.0 million was funded under the program. On March 27, 1999, the implicit interest rate on the receivable sale transaction was 5.3%.

    The $141.5 million of convertible subordinated debentures consists of $86.25 million of 4.5% convertible subordinated debentures issued in November 1997 and $55.25 million of 6.0% convertible subordinated debentures issued in June 1996. The 1997 debentures and the 1996 debentures were subject to redemption at the option of the holder if there was a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The merger between InaCom and Vanstar was a Change in Control. As a result, on May 3, 1999, the Company repurchased the entire $141.5 million principal amount of the 1997 and 1996 debentures. The 1997 and

1996 debentures have been classified as long-term debt as the Company has refinanced the debentures under its long-term revolving credit facility.

    In October 1996, the Company's subsidiary trust issued certain preferred securities, raising gross proceeds of $201.3 million. The holders of the preferred securities are entitled to cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. The distributions are payable quarterly in arrears in the aggregate amount of approximately $3.5 million per quarter. The aggregate net proceeds to the Company from this offering totaled $194.4 million after selling expenses, discounts, and commissions. The preferred securities are convertible at the option of the holder into InaCom common stock at a conversion rate of 1.113 shares of InaCom common stock for each preferred security (equivalent to a conversion price of $44.92 per share).

    The Company's credit facilities contain certain restrictive covenants, including the maintenance of minimum levels of working capital and net worth, limitations on the amount of funded debt and interest expense, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. As of March 27, 1999, the Company was in compliance with or had received written waivers for the covenants contained in these agreements.

    Subsequent to the end of the first quarter of 1999, the Company entered into a $450.0 million facility in April 1999 with Deutsche Bank, as agent. This new facility is a combined senior secured $200.0 million amortizing term loan and $250.0 million revolving credit facility. With this new facility in place, the previous $250.0 million senior secured revolving credit facility entered into in July 1998 with Deutsche Bank, as agent, and with other syndicated banks was terminated. Also, on March 31, 1999, the Company's $350.0 million inventory and working capital financing agreement with IBMCC expired. The terminated $250.0 million senior secured revolving credit facility with Deutsche Bank and the working-capital portion of the IBMCC financing agreement were replaced by the $450.0 million revolving credit and term loan facility with Deutsche Bank, as agent. The non-interest-bearing floor planning portion of the financing agreement with IBMCC was transferred to the Company's existing $200.0 million floor planning facility with IBMCC.

    Following the completion of the new $450.0 million revolving credit and term loan facility and the repurchase of $141.5 million of convertible subordinated debentures, the Company's primary sources of liquidity are provided through the $450.0 million revolving credit and term loan facility and asset securitization programs with JP Morgan & Co. and Nesbitt Burns Securities, Inc. aggregating up to $425.0 million. Capital resources also include $201.3 million in Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely convertible subordinated debt securities of the Company.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. As of March 27, 1999, the Company had three separate interest rate swap agreements each for an aggregate notional amount of $100 million with unrelated financial institutions, which were entered into in September 1998, November 1998, and January 1999, and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.2%, 4.7%, and 5.0%, respectively. The September 1998 interest rate swap agreement is a one-year agreement with a one-year extension at the provider's option. The November 1998 interest rate swap is a four-year agreement with a call provision at the provider's option after three years. The January 1999 interest rate swap agreement is a three-year agreement with a call provision at the provider's option after two years. As a result of the above-mentioned swap agreements, financing expense decreased by approximately $0.1 million in the first quarter of 1999.

    During the first quarter of 1999, the Company generated $131.1 million of cash from operations. Accounts receivable, excluding the effects of the sales under the asset securitization programs, decreased $148.3 million. Inventory decreased by $29.0 million during the first quarter with a portion of the decrease offset by a decrease in accounts payable of $0.4 million. Accrued and other liabilities decreased $59.3 million. Accounts receivable decreased as a result of lower revenues. Inventory decreased primarily as a result of the vendors' changes in terms and conditions and the Company's efforts in managing its inventory levels.

    The Company used $8.1 million in cash for investing activities in the first quarter of 1999 primarily to purchase $7.9 million in fixtures and equipment.

    Net cash used in financing activities in the first quarter of 1999 totaled $103.9 million, of which $191.0 million was used to reduce amounts outstanding under the asset securitization programs. This was partially offset by $86.6 million in borrowings under notes payable and $2.1 million in cash provided by the issuance of stock under employee stock plans.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on May 3, 1999 will be sufficient to meet working capital and capital investment needs in 1999.

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

    InaCom completed the remediation of its critical business systems during the fourth quarter of 1998. InaCom expects to complete the testing and implementation of the compliant systems, which replaced non-compliant systems, by the end of the second quarter of 1999. InaCom will replace non-compliant systems acquired during our recent merger with Vanstar in the third quarter of 1999. InaCom has also completed an inventory and assessment of its Non-IT Systems, which are primarily located at its distribution centers and office locations. InaCom expects to complete the testing and implementation of the non-IT, compliant systems, which replaced the non-IT, non-compliant systems, by the end of the second quarter of 1999.

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

    InaCom believes that the most reasonably likely worst case Y2K scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000, with a resulting disruption of product shipments and services to InaCom's customers. As part of its Y2K process, InaCom is developing contingency plans with respect to such a scenario and the vendors who are either unable or unwilling to develop remediation plans to become Y2K compliant. InaCom's contingency plans will contain a combination of actions including stockpiling of products and components and selective resourcing of business to Y2K compliant vendors.

    InaCom had incurred approximately $5.7 million of Y2K project expenses as of March 27, 1999. Future expenses are estimated to include approximately $0.7 million of additional costs. Such cost estimates are based upon presently available information and may change as InaCom continues with its Y2K project.

                         INACOM CORP. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES

    In connection with certain contingent payments related to the December 1996 acquisition of Gorham Clark, Inc. and the December 1997 acquisition of Computer Biz, Inc., the Company issued an aggregate of 104,296 shares of common stock in January 1999. In connection with the contingent payments related to the March 1997 acquisition of Corporate Resources International, Inc., and the July 1998 acquisition of Tobek, Inc., the Company issued an aggregate of 229,098 shares of common stock in March 1999. The issuances of securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on April 22, 1999. Stockholders voted on the following two items:

    (a) Election of Directors

DIRECTOR                                                             VOTE FOR    VOTE WITHHELD
-----------------------------------------------------------------  ------------  -------------
Joseph Auerbach..................................................    36,678,749      166,270
Richard H. Bard..................................................    36,678,849      166,170
Mogens C. Bay....................................................    36,678,749      166,270
James Q. Crowe...................................................    36,678,609      166,410
Bill L. Fairfield................................................    36,678,849      166,170
W. Grant Gregory.................................................    36,678,749      166,270
Joseph T. Inatome................................................    36,678,849      166,170
Rick Inatome.....................................................    36,678,849      166,170
William H. Janeway...............................................    36,678,849      166,170
John R. Oltman...................................................    36,678,849      166,170
Gary Schwendiman.................................................    36,678,849      166,170
William Y. Tauscher..............................................    36,678,849      166,170
Linda S. Wilson..................................................    36,678,749      166,270

    (b) Approval of appointment of independent accountants KPMG LLP for fiscal year 1999. The shareholder vote on such proposal was: 36,710,478 for; 83,410 against; 51,131 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

       10.1 Senior Secured Revolving Credit Agreement between InaCom Corp. and Deutsche Bank dated April 9, 1999.

       27   Financial Data Schedule

    (b) Reports on Form 8-K.

           The Company filed a current report on Form 8-K dated February 17, 1999 reporting that InaCom stockholders approved (1) the issuance of InaCom common stock to Vanstar stockholders pursuant to the Merger Agreement, (2) an amendment to the InaCom certificate of incorporation to increase the number of authorized shares of InaCom common stock to 100,000,000 shares and (3) an increase of an additional 10,000,000 shares of InaCom common stock authorized for issuance under the 1997 InaCom Stock Plan. The Form 8-K also reported the consummation of the merger by which Vanstar became a wholly-owned subsidiary of InaCom. The Company subsequently filed an amendment to the current report on Form 8-K dated February 17, 1999 reporting, among other matters, (1) supplemental consolidated financial statements that give retroactive effect to the Merger, (2) the increase of the size of InaCom Board of Directors from nine to thirteen members and the election of an additional four members and (3) certain historical financial statements of Vanstar and combined pro forma information of InaCom and Vanstar.

           The Company filed a current report on Form 8-K dated March 25, 1999 reporting its earnings outlook for the first quarter ending March 27, 1999.

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

Dated this 11th day of May, 1999.