Form 10-Q
period 1999-06-26
INACOM CORP
filed 1999-08-10
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

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

                        TELEPHONE NUMBER (402) 758-3900

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                              Yes /X/        No / /

As of August 2, 1999, there were 45,528,264 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES

                   CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                     JUNE 26,   DECEMBER 26,
                                                       1999         1998
                                                    ----------  ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents.......................  $   68,377   $   69,939
  Accounts receivable, net........................     678,247      705,305
  Inventories.....................................     400,094      485,283
  Other current assets............................      73,179       59,345
                                                    ----------  ------------
    Total current assets..........................   1,219,897    1,319,872
                                                    ----------  ------------
Net property and equipment........................     158,759      197,130
Cost in excess of net assets of businesses
  acquired, net of accumulated amortization.......     315,728      314,462
Other assets......................................     121,286       49,520
                                                    ----------  ------------
                                                    $1,815,670   $1,880,984
                                                    ----------  ------------
                                                    ----------  ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $  549,735   $  554,217
  Notes payable and current portion of long-term
    debt..........................................      51,522      179,829
  Other current liabilities.......................     213,951      183,621
                                                    ----------  ------------
      Total current liabilities...................     815,208      917,667
                                                    ----------  ------------
Long-term debt, less current portion..............     373,500      201,941
Other long-term liabilities.......................         522        1,178

Company-obligated mandatorily redeemable
  convertible preferred securities of subsidiary
  trust holding solely convertible subordinated
  debt securities of the Company..................     195,151      194,974

Stockholders' equity:
  Capital stock:
  Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none issued......      --          --
  Common stock of $.10 par value. Authorized
    100,000,000 shares; issued 45,396,172 shares
    in 1999 and 44,795,289 in 1998................       4,540        4,480
  Additional paid-in capital......................     415,373      407,159
  Accumulated other comprehensive income..........      (2,027)      (2,480)
  Retained earnings...............................      15,334      157,302
                                                    ----------  ------------
                                                       433,220      566,461
  Unearned restricted stock.......................      (1,931)      (1,237)
                                                    ----------  ------------
    Total stockholders' equity....................     431,289      565,224
                                                    ----------  ------------
                                                    $1,815,670   $1,880,984
                                                    ----------  ------------
                                                    ----------  ------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                        ----------------------------  ----------------------------
                                                        JUNE 26, 1999  JUNE 27, 1998  JUNE 26, 1999  JUNE 27, 1998
                                                        -------------  -------------  -------------  -------------
Revenues:
  Products............................................   $ 1,251,765    $ 1,630,929    $ 2,415,781    $ 3,094,793
  Services............................................       203,764        210,458        406,100        418,482
                                                        -------------  -------------  -------------  -------------
                                                           1,455,529      1,841,387      2,821,881      3,513,275
                                                        -------------  -------------  -------------  -------------
Direct costs:
  Products............................................     1,153,484      1,514,261      2,281,305      2,878,621
  Services............................................       127,278        129,522        300,818        254,400
                                                        -------------  -------------  -------------  -------------
                                                           1,280,762      1,643,783      2,582,123      3,133,021
                                                        -------------  -------------  -------------  -------------
Gross margin..........................................       174,767        197,604        239,758        380,254
Selling, general and administrative expenses..........       147,654        154,436        326,085        289,756
Restructuring charges.................................       --             --             103,900        --
                                                        -------------  -------------  -------------  -------------
Operating income (loss)...............................        27,113         43,168       (190,227)        90,498
Financing expense, net................................        13,387         19,563         23,611         36,003
                                                        -------------  -------------  -------------  -------------
Earnings (loss) before income taxes and distributions
  on preferred securities of trust....................        13,726         23,605       (213,838)        54,495
Income tax expense (benefit)..........................         5,293          9,519        (76,328)        21,443
                                                        -------------  -------------  -------------  -------------
Earnings (loss) before distributions on preferred
  securities of trust.................................         8,433         14,086       (137,510)        33,052
Distributions on convertible preferred securities of
  trust, net of taxes.................................         2,229          2,229          4,458          4,458
                                                        -------------  -------------  -------------  -------------
Net earnings (loss)...................................   $     6,204    $    11,857    $  (141,968)   $    28,594
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Earnings (loss) per share:
  Basic...............................................   $      0.14    $      0.27    $     (3.15)   $      0.66
  Diluted.............................................   $      0.14    $      0.26    $     (3.15)   $      0.63
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Common shares and equivalents outstanding:
  Basic...............................................        45,300         43,300         45,100         43,100
  Diluted.............................................        45,700         48,900         45,100         48,600
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

                         INACOM CORP. AND SUBSIDIARIES

              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                      ----------------------------
                                                                                      JUNE 26, 1999  JUNE 27, 1998
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net earnings (loss)...............................................................   $  (141,968)   $    28,594
  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
      Depreciation and amortization.................................................        41,058         37,089
      Restructuring and unusual charges.............................................       217,000        --
      Deferred taxes related to restructuring and unusual charges...................       (77,395)       --
      Changes in assets and liabilities, net of business combinations and restructuring and unusual charges
          Accounts receivable.......................................................       129,076        (41,280)
          Inventories...............................................................        31,855        209,931
          Prepaid expenses and other assets.........................................        (8,053)        (1,776)
          Accounts payable..........................................................        (4,482)      (276,579)
          Accrued and other liabilities.............................................       (37,305)        (6,659)
                                                                                      -------------  -------------
            Net cash provided (used) by operating activities........................       149,786        (50,680)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Payments on restructuring and unusual charges.....................................       (50,307)       --
  Additions to property and equipment...............................................       (28,162)       (45,003)
  Business combinations.............................................................        (2,966)       (55,846)
  Other.............................................................................          (680)        (8,678)
                                                                                      -------------  -------------
            Net cash used in investing activities...................................       (82,115)      (109,527)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from term loan...........................................................       200,000        --
  Repurchase of convertible subordinated debentures.................................      (141,500)       --
  Reduction in receivables sold.....................................................      (106,000)       --
  Payments on current portion of long-term debt.....................................       (14,740)          (876)
  Debt issuance costs...............................................................        (8,794)       --
  (Payments on) proceeds from revolving credit and working capital facilities.......          (508)       153,220
  Proceeds from employee stock plans................................................         2,743          3,947
                                                                                      -------------  -------------
            Net cash provided (used) by financing activities........................       (68,799)       156,291
                                                                                      -------------  -------------
Change in cumulative translation adjustment.........................................          (434)       --
                                                                                      -------------  -------------
Net decrease in cash and cash equivalents...........................................        (1,562)        (3,916)
Adjustment to conform company year ends.............................................       --               3,587
Cash and cash equivalents, beginning of year........................................        69,939         62,068
                                                                                      -------------  -------------
Cash and cash equivalents, end of the period........................................   $    68,377    $    61,739
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and notes thereto contained in the Company's report on Form 8-K dated February 17, 1999, as amended. The results of operations for the twenty-six weeks ended June 26, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 25, 1999.

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

2. ACCOUNTS RECEIVABLE

    In May 1999, the Company terminated one of its two asset securitization programs, which allowed for funding of up to $250.0 million. At the same time, the Company amended its other asset securitization program, which previously allowed for funding of up to $175.0 million. The amended asset securitization program provides for funding of up to $300.0 million. This amount was increased to $350.0 million subsequent to the end of the quarter. The amended agreement is with an unrelated financial institution and the Company, through a separate, non-consolidated wholly-owned special purpose corporation. In connection with the amended asset securitization program, the Company sells, on a revolving basis, certain pooled trade accounts receivable to the special purpose corporation, which in turn sells a percentage ownership interest in the pooled trade accounts receivable to a commercial paper conduit sponsored by the unrelated financial institution. The transactions have been recorded as a sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The amount of the pooled trade accounts receivable, which totaled $589.0 million as of June 26, 1999, is reflected as a reduction to accounts receivable. The Company retains an interest in certain amounts of the assets sold. As of June 26, 1999, the amount of that retained interest totaled $289.0 million and is included in accounts receivable. The Company is retained as servicer of the pooled trade accounts receivable. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the pooled trade accounts receivable totaled $300.0 million as of June 26, 1999. Changes in the amount of pooled trade accounts receivable sold are included in cash flows from financing activities in the consolidated statements of cash flows. On June 26, 1999, the implicit interest rate on the trade accounts receivable sale transaction was 5.7%.

3. DEBT

    In April 1999, the Company entered into a $450.0 million revolving credit and amortizing term loan facility with Deutsche Bank, as agent. This new facility is a combined senior secured $200.0 million amortizing term loan and $250.0 million revolving credit facility. The previous $250.0 million senior

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

3. DEBT (CONTINUED)
secured revolving credit facility entered into in July 1998 with Deutsche Bank, as agent, and with other syndicated banks was terminated. Also, on March 31, 1999, the Company's $350.0 million inventory and working capital financing agreement with IBM Credit Corp. ("IBMCC") expired. The terminated $250.0 million senior secured revolving credit facility with Deutsche Bank and the working-capital portion of the IBMCC financing agreement were replaced by the $450.0 million revolving credit and term loan facility with Deutsche Bank, as agent. The non-interest-bearing floor planning portion of the financing agreement with IBMCC was transferred to an existing $200.0 million floor planning facility with IBMCC.

    On May 3, 1999, the Company repurchased the entire $141.5 million principal amount of convertible subordinated debentures, which consisted of $86.25 million of 4.5% convertible subordinated debentures issued in November 1997 and $55.25 million of 6.0% convertible subordinated debentures issued in June 1996. The 1997 debentures and the 1996 debentures were subject to redemption at the option of the holder if there was a Change in Control (as defined in the indenture) at a price equal to 100% of the principal amount plus accrued interest at the date of redemption. The merger between InaCom and Vanstar was deemed a Change in Control. As a result, the Company repurchased the $141.5 million principal amount of the 1997 and 1996 debentures.

4. SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998, which changed the way the Company reports information about its operating segments. The Company has various management teams and infrastructures, which offer different products and services. The Company has identified two reportable segments: products and services. The product segment includes the sales of desktops, laptops, servers, monitors, printers, operating systems software, phone systems, voice mail, voice processing, data network equipment and multiple small office-home office offerings. The services segment includes sales of integrated life cycle services, which encompasses technology planning, procurement, integration, support, and management.

    Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                            THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                        ----------------------------  ----------------------------
                                                        JUNE 26, 1999  JUNE 27, 1998  JUNE 26, 1999  JUNE 27, 1998
                                                        -------------  -------------  -------------  -------------
Revenues:
    Products..........................................   $ 1,251,765    $ 1,630,929    $ 2,415,781    $ 3,094,793
    Services..........................................       203,764        210,458        406,100        418,482
                                                        -------------  -------------  -------------  -------------
      Total...........................................   $ 1,455,529    $ 1,841,387    $ 2,821,881    $ 3,513,275
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Segment earnings (loss) before taxes and distributions
  on convertible preferred securities of the trust:
    Products..........................................   $    12,241    $    16,477    $  (150,111)   $    39,516
    Services..........................................         1,485          7,128        (63,727)        14,979
                                                        -------------  -------------  -------------  -------------
      Total...........................................   $    13,726    $    23,605    $  (213,838)   $    54,495
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    For the twenty-six weeks ended June 26, 1999, segment earnings (loss) before taxes includes the impact of $217.0 million in restructuring and unusual charges, of which $158.0 million is in the products segment and $59.0 million is in the services segment.

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    Basic earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding and dilutive potential common stock outstanding during the period. The earnings per share calculations are as follows:

                                                            THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                        ----------------------------  ----------------------------
                                                        JUNE 26, 1999  JUNE 27, 1998  JUNE 26, 1999  JUNE 27, 1998
                                                        -------------  -------------  -------------  -------------
BASIC EARNINGS PER SHARE
  Net earnings (loss).................................   $     6,204    $    11,857    $  (141,968)   $    28,594
                                                        -------------  -------------  -------------  -------------
  Weighted-average number of common shares
    outstanding.......................................        45,300         43,300         45,100         43,100
                                                        -------------  -------------  -------------  -------------
  Earnings (loss) per share...........................   $      0.14    $      0.27    $     (3.15)   $      0.66
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
DILUTED EARNINGS PER SHARE
  Net earnings (loss).................................   $     6,204    $    11,857    $  (141,968)   $    28,594
  Net after-tax interest savings on convertible
    subordinated debentures...........................       --               1,062        --               2,123
                                                        -------------  -------------  -------------  -------------
  Net earnings (loss) used in diluted earnings per
    share calculation.................................   $     6,204    $    12,919    $  (141,968)   $    30,717
                                                        -------------  -------------  -------------  -------------
  Weighted-average number of common shares
    outstanding.......................................        45,300         43,300         45,100         43,100
  Common equivalent shares from stock options and
    convertible subordinated debentures...............           400          5,600        --               5,500
                                                        -------------  -------------  -------------  -------------
  Shares used in diluted earnings per share
    calculation.......................................        45,700         48,900         45,100         48,600
                                                        -------------  -------------  -------------  -------------
  Diluted earnings (loss) per share...................   $      0.14    $      0.26    $     (3.15)   $      0.63
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    For the twenty-six weeks ended June 26, 1999, basic and diluted earnings per share are the same. As a result of the net loss for the period, calculating diluted earnings per share including the dilutive potential common shares would have resulted in diluted earnings per share being anti-dilutive.

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

7. BUSINESS COMBINATIONS

    On February 17, 1999, the Company issued approximately 28.2 million shares of common stock for all of the outstanding common stock of Vanstar Corporation, a provider of products and services to Fortune 1000 companies and other large enterprises. The merger was accounted for as a pooling-of-interests and,

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

7. BUSINESS COMBINATIONS (CONTINUED)
accordingly, the Company's historical financial statements have been restated to include the accounts and results of Vanstar as if the companies had operated together from the beginning of the earliest period presented.

    Also, during the first six months of 1999, the Company made contingent payments based on certain performance criteria in relation to business combinations consummated in prior years. The total contingent payments were $9.4 million, which included $3.0 million in cash and 333,394 shares of common stock.

8. RESTRUCTURING AND UNUSUAL CHARGES

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

    RESTRUCTURING CHARGES

    Restructuring charges of $103.9 million include the cost of involuntary employee separation benefits, leased facility closures and consolidations, losses on abandonment or disposal of leasehold improvements and equipment, termination of certain contracts and agreements, and professional fees associated with the merger. Employee separation benefits of $33.6 million include amounts to be paid for severance, medical, and other benefits for 1,340 permanent full-time employees that will be severed in accordance with management's integration and consolidation plan. As of June 26, 1999, 892 employees had been severed and $21.6 million in separation benefits had been paid and subsequently charged against the separation benefits reserve. The Company estimates all separation activities to be completed by the end of 1999.

    Duplicate leased facility closure and consolidation costs of $47.5 million include amounts to be paid for lease termination fees, losses on abandonment or disposal of leasehold improvements, equipment, and capitalized software, net of estimated disposal values in accordance with management's integration and consolidation plan. As of June 26, 1999, 75 leases have been terminated and $3.4 million in lease termination fees have been paid and subsequently charged against the facility closure and consolidation reserve along with $4.0 million in losses on the abandonment and disposal of leasehold improvements, equipment, and capitalized software. The Company estimates all facility closures and consolidations to be completed by the end of 1999.

    Termination costs for certain contracts and agreements of $8.2 million include the fees to be paid upon the termination and cancellation of contracts and agreements pursuant to management's integration and consolidation plan. Other direct costs related to the merger of $14.6 million include fees paid to financial advisors, legal counsel, and independent auditors. As of June 26, 1999, $20.2 million had been

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

8. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED) paid pursuant to the termination of contracts and agreements and to financial advisors, legal counsel, and independent auditors.

    Reserves accrued for the restructuring charges are reflected as an increase in current liabilities on the Company's balance sheet dated June 26, 1999. As of June 26, 1999 the restructuring charges reserve had a balance of $54.7 million, which includes provision amounts of $103.9 million less charges to the reserve of $49.2 million.

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

    Losses on the liquidation of certain duplicative inventories and vendor purchase commitments of $86.1 million include losses on the disposal of duplicative inventories and service parts of $43.6 million. Additional charges of $42.5 million include the estimated losses to be realized on the disposal of other duplicative inventories as additional inventory and service part facilities are consolidated, in accordance with management's integration and consolidation plan, along with certain vendor purchase commitments assumed in the Vanstar merger for which there is no future economic benefit for the combined company. Cash requirements related to the purchase commitments of $14.0 million in 1999 and $20.0 million in 2000 will be paid from the Company's revolving credit facility. As of June 26, 1999, $54.0 million in losses on the liquidation of certain duplicative inventories and vendor purchase commitments, including losses on the disposal of duplicative inventories and service parts, have been charged against the inventory reserve. The remaining inventory reserve balance of $32.1 million which was established for these estimated losses, is reflected as a contra-asset to inventory on the Company's balance sheet dated June 26, 1999. The Company estimates that all liquidation and disposal activities for duplicative inventory and service parts will be completed by the end of 1999 after all inventory and service part facilities are consolidated.

    Integration costs associated with the merger of $23.0 million, which were paid by March 27, 1999, include the costs incurred by the Company to effect the Vanstar merger and to integrate the continuing operations of the combined companies. The costs consist of the expense of furnishing information to stockholders, fees of certain integration consultants, and expenses related to the service of certain employees. These costs include both first quarter 1999 costs and previously deferred costs recognized upon consummation of the merger with Vanstar.

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

                          SUMMARY OF OPERATING RESULTS
                             (DOLLARS IN THOUSANDS)

                                                  THIRTEEN WEEKS ENDED                        TWENTY-SIX WEEKS ENDED
                                   --------------------------------------------------  -------------------------------------
                                    JUNE 26,     JUNE 27,     JUNE 26,     JUNE 27,     JUNE 26,     JUNE 27,     JUNE 26,
                                      1999         1998         1999         1998        1999(1)       1998        1999(1)
                                   -----------  -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
  Products.......................  $ 1,251,765  $ 1,630,929        86.0%        88.6%  $ 2,415,781  $ 3,094,793        85.6%
  Services.......................      203,764      210,458        14.0         11.4       406,100      418,482        14.4
                                   -----------  -----------       -----        -----   -----------  -----------       -----
    Total........................  $ 1,455,529  $ 1,841,387       100.0%       100.0%  $ 2,821,881  $ 3,513,275       100.0%
                                   -----------  -----------       -----        -----   -----------  -----------       -----
                                   -----------  -----------       -----        -----   -----------  -----------       -----
Gross margin:
  Products.......................  $    98,281  $   116,668        56.2%        59.0%  $   134,476  $   216,172        56.1%
  Services.......................       76,486       80,936        43.8         41.0       105,282      164,082        43.9
                                   -----------  -----------       -----        -----   -----------  -----------       -----
    Total........................  $   174,767  $   197,604       100.0%       100.0%  $   239,758  $   380,254       100.0%
                                   -----------  -----------       -----        -----   -----------  -----------       -----
                                   -----------  -----------       -----        -----   -----------  -----------       -----
Earnings (loss) before
 distributions on convertible
 preferred securities of trust:
  Products.......................  $     7,521  $     9,832        89.2%        69.8%  $   (96,600) $    23,978        70.2%
  Services.......................          912        4,254        10.8         30.2       (40,910)       9,074        29.8
                                   -----------  -----------       -----        -----   -----------  -----------       -----
    Total........................  $     8,433  $    14,086       100.0%       100.0%  $  (137,510) $    33,052       100.0%
                                   -----------  -----------       -----        -----   -----------  -----------       -----
                                   -----------  -----------       -----        -----   -----------  -----------       -----


                                    JUNE 27,
                                      1998
                                   -----------
Revenues:
  Products.......................        88.1%
  Services.......................        11.9
                                        -----
    Total........................       100.0%
                                        -----
                                        -----
Gross margin:
  Products.......................        56.8%
  Services.......................        43.2
                                        -----
    Total........................       100.0%
                                        -----
                                        -----
Earnings (loss) before
 distributions on convertible
 preferred securities of trust:
  Products.......................        72.5%
  Services.......................        27.5
                                        -----
    Total........................       100.0%
                                        -----
                                        -----

------------------------------

(1) Gross margin includes the impact of $86.1 million in unusual charges, of which $46.5 million is in products and $39.6 million is in services. Earnings (loss) before distributions on convertible preferred securities of trust includes the impact of $139.6 million after tax in restructuring and unusual charges, of which $101.7 million is in products and $37.9 million is in services.

    The following table sets forth for the indicated periods the gross margin percentage of the two operating segments and the consolidated gross margin percentage of the Company.

                                        THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                  --------------------------------  ------------------------------------
                                   JUNE 26, 1999    JUNE 27, 1998    JUNE 26, 1999(1)     JUNE 27, 1998
                                  ---------------  ---------------  -------------------  ---------------
Gross margin:
  Products......................           7.9%             7.2%               5.6%               7.0%
  Services......................          37.5             38.5               25.9               39.2
    Consolidated gross margin...          12.0%            10.7%               8.5%              10.8%

------------------------

(1) Gross margin includes the impact of $86.1 million in unusual charges, of which $46.5 million is in products and $39.6 million is in services.

REVENUES

    Revenues for the second quarter and the first six months of 1999 decreased $385.9 million or 21.0% and $691.4 million or 19.7% over the second quarter and first six months of 1998, respectively. The decrease in revenues resulted from a decline in both business segments. Product revenues for the second quarter and the first six months of 1999 decreased $379.2 million or 23.2% and $679.0 million or 21.9%, respectively, when compared to the same periods in 1998. Services revenues for the second quarter and the first six months of 1999 decreased $6.7 million or 3.2% and $12.4 million or 3.0%, respectively, when compared to the same periods in 1998.

    In the second quarter and the first six months of 1999, product revenues decreased primarily as a result of weak market conditions and reduced sales momentum during the pendency of the merger with Vanstar. This reduced sales momentum carried over from the first quarter to the second quarter, however, product revenues improved in the second quarter of 1999 compared to the first quarter of 1999. Product revenues through the client direct side of the business decreased $122.1 million or 11.2% and $200.9 million or 9.5% in the second quarter and the first six months of 1999 compared to the second quarter and the first six months of 1998, respectively. This decrease was primarily a result of the factors mentioned above. Product revenues through the independent dealer channel decreased $257.1 million or 47.3% and $478.1 million or 48.7% in the second quarter and the first six months of 1999 compared to the second quarter and the first six months of 1998, respectively. Market conditions, including increased pricing pressures in the independent dealer channel, and the reduced sales momentum mentioned above contributed to the decline in the independent dealer channel. Furthermore, with the decrease in inventory levels and the decrease in manufacturer funded programs and incentives in the second quarter and the first six months of 1999 compared to the second quarter and the first six months of 1998, the Company continued to focus on more profitable distribution opportunities rather than the high-volume, lower-margin side of the distribution business.

    In the second quarter and the first six months of 1999, revenues from services decreased primarily as a result of reduced sales momentum during the pendency of the merger with Vanstar. The factors contributing to a decline in product revenues also contributed to the decline for services sold with products.

GROSS MARGINS

    The Company's consolidated gross margin percentage increased in the second quarter of 1999 compared to the same period in 1998. This increase was primarily due to an improvement in the gross margin percentage on products and a change in the mix of revenues to include more of the higher-margin services. This increase was partially offset by a decline in the gross margin percentage on services in the second quarter of 1999 compared to the second quarter of 1998.

    The gross margin percentage on products increased in the second quarter of 1999 compared to the second quarter of 1998 primarily due to the realization of merger-related synergies and cost savings, which result from the leveraging of the combined company's strength, and a change in the mix of product revenues to include more of the higher-margin client direct revenues versus lower-margin independent dealer revenues.

    The gross margin percentage on services decreased in the second quarter of 1999 compared to the second quarter of 1998 primarily due to a shortfall in services revenues that resulted in higher direct labor costs as a percentage of revenues due to lower utilization rates.

    The Company's consolidated gross margin percentage decreased in the first six months of 1999 compared to the same period in 1998. This decrease was due to $86.1 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in direct costs (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the Company's consolidated gross margin percentage increased to 11.5% in the first six months of 1999 compared to 10.8% in the first six months of 1998. This increase was primarily due to a change in the mix of revenues to include more of the higher-margin services and an improvement in the gross margin percentage on products due to the realization of merger-related synergies in the second quarter of 1999. This increase was partially offset by a decline in the gross margin percentage on services in the first six months of 1999 compared to the first six months of 1998.

    The gross margin percentage on products decreased in the first six months of 1999 compared to the first six months of 1998 due to $46.5 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in the direct costs of products (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the gross margin percentage on products increased to 7.5% in the first six months of 1999 compared to 7.0% in the first six months of 1998. This increase was primarily due to a change in the mix of product revenues to include more of the higher-margin client direct revenues versus lower-margin independent dealer revenues and the realization of merger-related synergies and cost savings in the second quarter of 1999.

    The gross margin percentage on services decreased in the first six months of 1999 compared to the first six months of 1998 primarily due to $39.6 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in the direct costs of services (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the gross margin percentage on services decreased to 35.7% in the first six months of 1999 compared to 39.2% in the first six months of 1998. This decrease was primarily due to a shortfall in services revenues that resulted in higher direct labor costs as a percentage of revenues due to lower utilization rates. This decrease was partially offset by the adjustment of the services work force that started during the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses in the second quarter of 1999 decreased $6.8 million or 4.4% compared to the second quarter of 1998 due to the realization of cost savings associated with the merger that was consummated in the first quarter of 1999. These cost savings resulted from reductions in employee head count and closings of duplicate facilities. SG&A as a percent of revenues increased to 10.1% in the second quarter of 1999 compared to 8.4% in the second quarter of 1998. The increase in SG&A as a percentage of revenues was primarily due to the shortfall in revenues, which was only partially offset by the realization of merger-related cost savings.

    SG&A expenses in the first six months of 1999 increased $36.3 million or 12.5% compared to the first six months of 1998. SG&A as a percent of revenues increased to 11.6% in the first six months of 1999 compared to 8.2% in the first six months of 1998. These increases were primarily due to $27.0 million in unusual charges recognized by the Company in the first quarter of 1999 (see "Restructuring and Unusual Charges"). Excluding these unusual charges, SG&A increased $9.3 million or 3.2% in the first six months of 1999 compared to the same period in 1998 and SG&A as a percentage of revenues increased to 10.6%. The increase in SG&A as a percentage of revenues was primarily due to the shortfall in revenues, which was only partially offset by the realization of merger-related cost savings in the second quarter of 1999.

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

    RESTRUCTURING CHARGES

    Restructuring charges of $103.9 million include the cost of involuntary employee separation benefits, leased facility closures and consolidations, losses on abandonment or disposal of leasehold improvements and equipment, termination of certain contracts and agreements, and professional fees associated with the merger. Employee separation benefits of $33.6 million include amounts to be paid for severance, medical, and other benefits for 1,340 permanent full-time employees that will be severed in accordance with management's integration and consolidation plan. As of June 26, 1999, 892 employees had been severed and $21.6 million in separation benefits had been paid and subsequently charged against the separation benefits reserve. The Company estimates all separation activities to be completed by the end of 1999.

    Duplicate leased facility closure and consolidation costs of $47.5 million include amounts to be paid for lease termination fees, losses on abandonment or disposal of leasehold improvements, equipment, and capitalized software, net of estimated disposal values in accordance with management's integration and consolidation plan. As of June 26, 1999, 75 leases have been terminated and $3.4 million in lease termination fees have been paid and subsequently charged against the facility closure and consolidation reserve along with $4.0 million in losses on the abandonment and disposal of leasehold improvements, equipment, and capitalized software. The Company estimates all facility closures and consolidations to be completed by the end of 1999.

    Termination costs for certain contracts and agreements of $8.2 million include the fees to be paid upon the termination and cancellation of contracts and agreements pursuant to management's integration and consolidation plan. Other direct costs related to the merger of $14.6 million include fees paid to financial advisors, legal counsel, and independent auditors. As of June 26, 1999, $20.2 million had been paid pursuant to the termination of contracts and agreements and to financial advisors, legal counsel, and independent auditors.

    Reserves accrued for the restructuring charges are reflected as an increase in current liabilities on the Company's balance sheet dated June 26, 1999. As of June 26, 1999 the restructuring charges reserve had a balance of $54.7 million, which includes provision amounts of $103.9 million less charges to the reserve of $49.2 million.

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

    Losses on the liquidation of certain duplicative inventories and vendor purchase commitments of $86.1 million include losses on the disposal of duplicative inventories and service parts of $43.6 million. Additional charges of $42.5 million include the estimated losses to be realized on the disposal of other duplicative inventories as additional inventory and service part facilities are consolidated, in accordance with management's integration and consolidation plan, along with certain vendor purchase commitments assumed in the Vanstar merger for which there is no future economic benefit for the combined company. Cash requirements related to the purchase commitments of $14.0 million in 1999 and $20.0 million in 2000 will be paid from the Company's revolving credit facility. As of June 26, 1999, $54.0 million in losses on the liquidation of certain duplicative inventories and vendor purchase commitments, including losses on the disposal of duplicative inventories and service parts, have been charged against the inventory reserve. The remaining inventory reserve balance of $32.1 million which was established for these estimated losses, is reflected as a contra-asset to inventory on the Company's balance sheet dated June 26, 1999. The Company estimates that all liquidation and disposal activities for duplicative inventory and service parts will be completed by the end of 1999 after all inventory and service part facilities are consolidated.

    Integration costs associated with the merger of $23.0 million, which were paid by March 27, 1999, include the costs incurred by the Company to effect the Vanstar merger and to integrate the continuing operations of the combined companies. The costs consist of the expense of furnishing information to stockholders, fees of certain integration consultants, and expenses related to the service of certain employees. These costs include both first quarter 1999 costs and previously deferred costs recognized upon consummation of the merger with Vanstar.

FINANCING EXPENSE

    Financing expense was $13.4 million and $23.6 million in the second quarter and the first six months of 1999, respectively, versus $19.6 million and $36.0 million in the second quarter and the first six months of 1998, respectively. Financing expense in the second quarter and the first six months of 1999 decreased when compared to the same periods in 1998 primarily as a result of lower borrowings partially offset by higher borrowing rates. The decrease in borrowings resulted from a reduction in inventory levels. The increase in the borrowing rates resulted primarily from the Company's transition to new financing agreements following the merger. The Company's $141.5 million principal amount of convertible subordinated debentures, which carried lower borrowing rates, were subject to redemption at the option of the holder if there was a Change in Control (as defined in the indenture). The merger was deemed a Change in Control and as a result the Company repurchased the debentures. The Company's asset securitization facilities, which also carried lower borrowing rates, were used less extensively during the second quarter and the first six months of 1999 as one agreement was terminated and the other was amended. These factors caused the Company to borrow more under its other financing agreements, which carried higher rates.

DISTRIBUTION ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX

    In October 1996, the Vanstar Financing Trust (the "Trust"), a special purpose financing trust formed by Vanstar, issued 4,025,000 6 3/4% trust convertible preferred securities. Distributions on the preferred securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security ($201,250,000 in the aggregate) and are included in "Distributions on convertible preferred securities of trust, net of income taxes" in the Consolidated Statements of Operations. The distributions on the preferred securities of trust, net of income taxes, totaled $2.2 million in the second quarter of 1999 and 1998 and $4.5 million in the first six months of 1999 and 1998.

NET EARNINGS (LOSS)

    Net earnings (loss) are reported after giving effect to the distributions on convertible preferred securities of trust. Net earnings for the second quarter of 1999 were $6.2 million, or $0.14 per diluted share, compared to net earnings for the second quarter of 1998 of $11.9 million, or $0.26 per diluted share. The decrease resulted from the factors discussed above.

    Including the impact of the restructuring and unusual charges recorded by the Company in the first quarter of 1999 (see "Restructuring and Unusual Charges"), the net loss for the first six months of 1999 was $142.0 million, or $3.15 per diluted share, compared to net earnings for the first six months of 1998 of $28.6 million, or $0.63 per diluted share. Excluding the restructuring and unusual charges of $139.6 million after tax, the net loss for the first six months of 1999 was $2.4 million, or $0.05 per diluted share. The decrease resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through a $450.0 million revolving credit and amortizing term loan facility with Deutsche Bank, as agent, and a $350.0 million asset securitization program with Nesbitt Burns Securities, Inc., as agent. The Company's capital resources also include $201.3 million in Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely convertible subordinated debt securities of the Company.

    In April 1999, the Company entered into a $450.0 million revolving credit and term loan facility with Deutsche Bank, as agent. This new facility is a combined senior secured $250.0 million revolving credit facility and $200.0 million amortizing term loan. On June 26, 1999, $423.5 million was outstanding under the facility, of which $236.0 million was outstanding under the revolving credit portion and $187.5 million was outstanding under the amortizing term loan portion, at an interest rate of 7.4%.

    In December 1996, the Company established an asset securitization facility, which was amended in May 1999 to provide the Company with up to $300.0 million in available credit. This amount was increased to $350.0 million subsequent to the end of the quarter. Pursuant to this asset securitization facility, the Company, through a wholly-owned subsidiary, sells an undivided percentage ownership interest in certain pooled trade accounts receivable. As of June 26, 1999, the gross proceeds resulting from the sale of the percentage ownership interests in the pooled trade accounts receivable totaled $300.0 million. On June 26, 1999, the implicit interest rate on the trade accounts receivable sale transaction was 5.7%.

    In July 1998, the Company entered into a separate asset securitization facility to fund up to $250.0 million by selling certain direct division trade accounts receivable, with limited recourse, to an unrelated financial institution. This facility was terminated in May 1999.

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

    The Company's credit facilities contain certain restrictive covenants, including the maintenance of minimum levels of working capital and net worth, limitations on the amount of funded debt and interest expense, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. As of June 26, 1999, the Company was in compliance with the covenants contained in these agreements.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. As of June 26, 1999, the Company had three separate interest rate swap agreements each for an aggregate notional amount of $100 million with unrelated financial institutions, which were entered into in September 1998, November 1998, and January 1999, and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.2%, 4.7%, and 5.0%, respectively. The September 1998 interest rate swap agreement is a one-year agreement with a one-year extension at the provider's option. The November 1998 interest rate swap is a four-year agreement with a call provision at the provider's option after three years. The January 1999 interest rate swap agreement is a three-year agreement with a call provision at the provider's option after two years. As a result of the above-mentioned swap agreements, financing expense was unaffected in the first six months of 1999.

    During the first six months of 1999, the Company generated $149.8 million of cash from operations. A decrease in accounts receivable, excluding the effects of the sales under the asset securitization programs, increased cash flow from operations by $129.1 million. A decrease in inventory increased cash flow from operations by $31.9 million during the first six months of 1999 with a portion of the decrease offset by a decrease in accounts payable of $4.5 million. A decrease in accrued and other liabilities and an increase in prepaid expenses and other assets decreased cash flow from operations by $37.3 million and $8.1 million, respectively. Accounts receivable decreased as a result of lower revenues and the Company's efforts in managing its receivables. Inventory decreased primarily as a result of the Company's efforts in managing its inventory levels and lower revenues.

    The Company used $82.1 million in cash for investing activities in the first six months of 1999. Cash of $50.3 million was used to make payments associated with restructuring and unusual charges, cash of $28.2 million was used to purchase fixtures and equipment, and cash of $3.6 million was used for contingent payments on prior years' business combinations and additions to other assets.

    Net cash used in financing activities in the first six months of 1999 totaled $68.8 million. $141.5 million was used to repurchase the Company's convertible subordinated debentures, $106.0 million was used to reduce amounts outstanding under the asset securitization programs, $14.7 million was used to pay current portion of long-term debt, $8.8 million was used to pay debt issuance costs associated with the new revolving credit and term loan facility, and $0.5 million was used to reduce amounts outstanding under the revolving credit and working capital facilities. This was partially offset by $200.0 million in proceeds from the term loan facility and $2.7 million in cash provided by the issuance of stock under employee stock plans.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on June 26, 1999 will be sufficient to meet working capital and capital investment needs in 1999.

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

    The Company completed the remediation of its critical business systems during the fourth quarter of 1998. The Company expects to complete the testing and implementation of the compliant systems, which replaced non-compliant systems, by the end of the third quarter of 1999. The Company will replace non-compliant systems acquired during its recent merger with Vanstar in the third quarter of 1999. The Company has also completed an inventory and assessment of its Non-IT Systems, which are primarily located at its distribution centers and office locations. The Company expects to complete the testing and implementation of the non-IT, compliant systems, which replaced the non-IT, non-compliant systems, by the end of the third quarter of 1999.

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

    The Company believes that the most reasonably likely worst case Y2K scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000, with a resulting disruption of product shipments and services to The Company's customers. As part of its Y2K process, the Company is developing contingency plans with respect to such a scenario and the vendors who are either unable or unwilling to develop remediation plans to become Y2K compliant. The Company's contingency plans will contain a combination of actions including stockpiling of products and components and selective resourcing of business to Y2K compliant vendors.

    The Company had incurred approximately $5.8 million of Y2K project expenses as of June 26, 1999. Future expenses are estimated to include approximately $0.6 million of additional costs. Such cost estimates are based upon presently available information and may change as The Company continues with its Y2K project.

                         INACOM CORP. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

       27   Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 26, 1999.

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

Dated this 10th day of August, 1999.