Form 10-Q
period 1999-09-25
INACOM CORP
filed 1999-11-09
CIK 818815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(Mark One)

   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period
           Ended September 25, 1999

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
 (State or other jurisdiction                            (I.R.S. Employer
              of
incorporation or organization)                        Identification Number)

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

                              Yes (X)      No (  )

As of November 1, 1999, there were 45,631,054 common shares of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INACOM CORP. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 25,    DECEMBER 26,
                                                                   1999            1998
                                                              --------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $   58,698      $   69,939
  Accounts receivable, net..................................       795,320         705,305
  Inventories...............................................       437,979         485,283
  Other current assets......................................        42,741          59,345
                                                                ----------      ----------
    Total current assets....................................     1,334,738       1,319,872
                                                                ----------      ----------
Net property and equipment..................................       160,960         197,130
Cost in excess of net assets of businesses acquired, net of
  accumulated amortization..................................       316,998         314,462
Other assets................................................       124,820          49,520
                                                                ----------      ----------
                                                                $1,937,516      $1,880,984
                                                                ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  711,977      $  554,217
  Notes payable and current portion of long-term debt.......        50,283         179,829
  Other current liabilities.................................       205,119         183,621
                                                                ----------      ----------
    Total current liabilities...............................       967,379         917,667
                                                                ----------      ----------

Long-term debt, less current portion........................       335,000         201,941
Other long-term liabilities.................................           414           1,178

Company-obligated mandatorily redeemable convertible
  preferred securities of trust holding solely convertible
  subordinated debt securities of the Company...............       195,239         194,974

Stockholders' equity:
  Capital stock:
  Class A preferred stock of $1 par value.
    Authorized 1,000,000 shares; none issued................            --              --
  Common stock of $.10 par value. Authorized 100,000,000
    shares; issued 45,574,716 shares in 1999 and 44,795,289
    in 1998.................................................         4,557           4,480
  Additional paid-in capital................................       416,796         407,159
  Accumulated other comprehensive income....................        (2,651)         (2,480)
  Retained earnings.........................................        22,447         157,302
                                                                ----------      ----------
                                                                   441,149         566,461
  Unearned restricted stock.................................        (1,665)         (1,237)
                                                                ----------      ----------
    Total stockholders' equity..............................       439,484         565,224
                                                                ----------      ----------
                                                                $1,937,516      $1,880,984
                                                                ==========      ==========

                         INACOM CORP. AND SUBSIDIARIES
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
Revenues:
  Products................................    $1,342,280       $1,433,414       $3,758,061       $4,528,207
  Services................................       203,330          224,702          609,430          643,184
                                              ----------       ----------       ----------       ----------
                                               1,545,610        1,658,116        4,367,491        5,171,391
                                              ----------       ----------       ----------       ----------
Direct costs:
  Products................................     1,230,783        1,335,029        3,512,088        4,213,650
  Services................................       122,458          135,488          423,276          389,888
                                              ----------       ----------       ----------       ----------
                                               1,353,241        1,470,517        3,935,364        4,603,538
                                              ----------       ----------       ----------       ----------
Gross margin..............................       192,369          187,599          432,127          567,853
Selling, general and administrative
  expenses................................       165,565          185,972          491,650          475,728
Restructuring charges.....................            --               --          103,900               --
                                              ----------       ----------       ----------       ----------
Operating income (loss)...................        26,804            1,627         (163,423)          92,125
Financing expense, net....................        11,614           16,781           35,225           52,784
                                              ----------       ----------       ----------       ----------
Earnings (loss) before income taxes and
  distributions on convertible preferred
  securities of trust.....................        15,190          (15,154)        (198,648)          39,341
Income tax expense (benefit)..............         5,848           (4,496)         (70,480)          16,947
                                              ----------       ----------       ----------       ----------
Earnings (loss) before distributions on
  convertible preferred securities of
  trust...................................         9,342          (10,658)        (128,168)          22,394
Distributions on convertible preferred
  securities of trust, net of taxes.......         2,229            2,229            6,687            6,687
                                              ----------       ----------       ----------       ----------
Net earnings (loss).......................    $    7,113       $  (12,887)      $ (134,855)      $   15,707
                                              ==========       ==========       ==========       ==========
Earnings (loss) per share:
  Basic...................................    $     0.16       $    (0.29)      $    (2.98)      $     0.36
  Diluted.................................    $     0.15       $    (0.29)      $    (2.98)      $     0.36
                                              ==========       ==========       ==========       ==========
Common shares and equivalents outstanding:
  Basic...................................        45,500           44,600           45,300           43,600
  Diluted.................................        45,900           44,600           45,300           44,200
                                              ==========       ==========       ==========       ==========

                         INACOM CORP. AND SUBSIDIARIES
              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                  THIRTY-NINE WEEKS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 25,    SEPTEMBER 26,
                                                                   1999             1998
                                                              --------------   --------------
Cash flows from operating activities:
  Net earnings (loss).......................................     $(134,855)       $ 15,707
  Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization.........................        61,725          57,431
      Restructuring and unusual charges.....................       217,000           7,880
      Deferred taxes related to restructuring and unusual
        charges.............................................       (77,395)             --
      Changes in assets and liabilities, net of business
        combinations and restructuring and unusual charges
          Accounts receivable...............................        (8,080)        (69,908)
          Inventories.......................................        (6,030)        356,296
          Prepaid expenses and other assets.................        13,788          (1,527)
          Accounts payable..................................       157,760        (215,020)
          Accrued and other liabilities.....................       (15,668)        (11,336)
                                                                 ---------        --------
Net cash provided by operating activities...................       208,245         139,523
                                                                 ---------        --------

Cash flows from investing activities:
  Payments on restructuring and unusual charges.............       (68,776)             --
  Additions to property and equipment.......................       (47,667)        (49,864)
  Business combinations.....................................        (8,633)        (57,211)
  Other.....................................................        (7,001)        (13,485)
                                                                 ---------        --------
Net cash used in investing activities.......................      (132,077)       (120,560)
                                                                 ---------        --------

Cash flows from financing activities:
  Proceeds from term loan...................................       200,000              --
  Repurchase of convertible subordinated debentures.........      (141,500)             --
  Reduction in receivables sold.............................       (86,000)        (45,000)
  Payments on current portion of long-term debt.............       (28,479)         (2,933)
  (Payments on) proceeds from revolving credit and working
    capital facilities......................................       (26,508)          3,791
  Debt issuance costs.......................................        (8,794)             --
  Proceeds from employee stock plans........................         4,185           5,670
                                                                 ---------        --------
Net cash used by financing activities.......................       (87,096)        (38,472)
                                                                 ---------        --------

Change in cumulative translation adjustment.................          (313)             --
                                                                 ---------        --------

Net decrease in cash and cash equivalents...................       (11,241)        (19,509)
Adjustment to conform company year ends.....................            --           3,587
Cash and cash equivalents, beginning of year................        69,939          62,068
                                                                 ---------        --------
Cash and cash equivalents, end of the period................     $  58,698        $ 46,146
                                                                 =========        ========

                         INACOM CORP. AND SUBSIDIARIES

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

    The condensed and consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and notes thereto contained in the Company's report on Form 8-K dated February 17, 1999, as amended. The results of operations for the thirty-nine weeks ended September 25, 1999 are not necessarily indicative of the results for the entire fiscal year ending
December 25, 1999.

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

2.  ACCOUNTS RECEIVABLE

    In May 1999, the Company terminated one of its two asset securitization programs, which allowed for funding of up to $250.0 million. At the same time, the Company amended its other asset securitization program, which previously allowed for funding of up to $175.0 million. The amended asset securitization program provided for funding of up to $300.0 million. This amount was increased to $350.0 million in July 1999. In connection with the amended asset securitization program, the Company sells, on a revolving basis, certain pooled trade accounts receivable to a separate, non-consolidated wholly-owned special purpose corporation, which in turn sells a percentage ownership interest in the pooled trade accounts receivable to a commercial paper conduit sponsored by an unrelated financial institution. The transactions have been recorded as a sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The amount of the pooled trade accounts receivable, which totaled $570.0 million as of September 25, 1999, is reflected as a reduction to accounts receivable. The Company retains an interest in certain amounts of the assets sold. As of September 25, 1999, the amount of that retained interest totaled $250.0 million and is included in accounts receivable. The Company is retained as servicer of the pooled trade accounts receivable. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the pooled trade accounts receivable totaled $320.0 million as of September 25, 1999. Changes in the amount of pooled trade accounts receivable sold are included in cash flows from financing activities in the consolidated statements of cash flows. On September 25, 1999, the implicit interest rate on the trade accounts receivable sale transaction was 5.9%.

3.  DEBT

    In April 1999, the Company entered into a $450.0 million revolving credit and amortizing term loan facility with Deutsche Bank, as agent. This new facility is a combined senior secured $200.0 million amortizing term loan and $250.0 million revolving credit facility. The previous $250.0 million senior

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

3.  DEBT (CONTINUED)

secured revolving credit facility entered into in July 1998 with Deutsche Bank, as agent, and with other syndicated banks was terminated. Also, on March 31, 1999, the Company's $350.0 million inventory and working capital financing agreement with IBM Credit Corp. ("IBMCC") expired. The terminated
$250.0 million senior secured revolving credit facility with Deutsche Bank and the working-capital portion of the IBMCC financing agreement were replaced by the $450.0 million revolving credit and amortizing term loan facility with Deutsche Bank, as agent. The non-interest-bearing floor planning portion of the financing agreement with IBMCC was transferred to an existing floor planning facility with IBMCC.

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

    Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                 THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
Revenues:
  Products................................    $1,342,280       $1,433,414       $3,758,061       $4,528,207
  Services................................       203,330          224,702          609,430          643,184
                                              ----------       ----------       ----------       ----------
    Total.................................    $1,545,610       $1,658,116       $4,367,491       $5,171,391
                                              ==========       ==========       ==========       ==========
Segment earnings (loss) before taxes and
 distributions on convertible preferred
 securities of the trust:
  Products................................    $    9,970       $  (24,839)      $ (140,141)      $   14,677
  Services................................         5,220            9,685          (58,507)          24,664
                                              ----------       ----------       ----------       ----------
    Total.................................    $   15,190       $  (15,154)      $ (198,648)      $   39,341
                                              ==========       ==========       ==========       ==========

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

4.  SEGMENT REPORTING (CONTINUED)

    For the thirty-nine weeks ended September 25, 1999, segment earnings (loss) before taxes includes the impact of $217.0 million in restructuring and unusual charges, of which $158.0 million is in the products segment and $59.0 million is in the services segment. For the thirteen weeks and thirty-nine weeks ended September 26, 1998, segment earnings (loss) before taxes includes the impact of $27.2 million in unusual charges, of which $21.5 million is in the products segment and $5.7 million is in the services segment.

5.  EARNINGS PER SHARE

    Basic earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding and dilutive potential common stock outstanding during the period. The earnings per share calculations are as follows:

                                                 THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
BASIC EARNINGS PER SHARE
  Net earnings (loss).....................      $ 7,113         $ (12,887)      $ (134,855)        $15,707
                                                -------         ---------       ----------         -------
  Weighted-average number of common shares
    outstanding...........................       45,500            44,600           45,300          43,600
                                                -------         ---------       ----------         -------
  Earnings (loss) per share...............      $  0.16         $   (0.29)      $    (2.98)        $  0.36
                                                =======         =========       ==========         =======
DILUTED EARNINGS PER SHARE
  Net earnings (loss) used in diluted
    earnings per share calculation........      $ 7,113         $ (12,887)      $ (134,855)        $15,707
                                                -------         ---------       ----------         -------
  Weighted-average number of common shares
    outstanding...........................       45,500            44,600           45,300          43,600
  Common equivalent shares from stock
    options and convertible subordinated
    debentures............................          400                --               --             600
                                                -------         ---------       ----------         -------
  Shares used in diluted earnings per
    share calculation.....................       45,900            44,600           45,300          44,200
                                                -------         ---------       ----------         -------
  Diluted earnings (loss) per share.......      $  0.15         $   (0.29)      $    (2.98)        $  0.36
                                                =======         =========       ==========         =======

    For the thirteen weeks ended September 26, 1998 and the thirty-nine weeks ended September 25, 1999, basic and diluted earnings per share are the same. For these periods, calculating diluted earnings per share including the dilutive potential common shares would have resulted in diluted earnings per share being anti-dilutive.

6.  MARKET DEVELOPMENT FUNDS

    Primary vendors of the Company provide various incentives, in cash or credit against obligations, for promoting and marketing their product offerings. Funds or credits are primarily based on the sales of the

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

6.  MARKET DEVELOPMENT FUNDS (CONTINUED)

vendors' products and are earned through performance of specific marketing programs or upon completion of objectives outlined by the vendors. Funds or credits earned are applied to direct costs or selling, general and administrative expenses depending on the objectives of the program. Funds or credits from the Company's primary vendors ranged from 1% to 5% of sales on an annual basis in 1998 and 1% to 2% in the first nine months of 1999.

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

    Also, during the first nine months of 1999, the Company consummated an additional business combination and made contingent payments based on certain performance criteria in relation to business combinations consummated in prior years. The total consideration given for this business combination and for contingent payments on prior years' combinations was $15.1 million, which included $8.6 million in cash and 333,394 shares of common stock.

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

    RESTRUCTURING CHARGES

    Restructuring charges of $103.9 million include the cost of involuntary employee separation benefits, leased facility closures and consolidations, losses on abandonment or disposal of leasehold improvements and equipment, termination of certain contracts and agreements, and professional fees associated with the merger. Employee separation benefits of $33.6 million include amounts to be paid for severance, medical, and other benefits for 1,340 permanent full-time employees that will be severed in accordance with management's integration and consolidation plan. As of September 25, 1999, 1,116 employees had been severed and $26.9 million in separation benefits had been paid and subsequently charged against the separation benefits reserve. The Company estimates all separation activities to be completed by the end of 1999.

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

8.  RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED)

    Duplicate leased facility closure and consolidation costs of $47.5 million include amounts to be paid for lease termination fees, losses on abandonment or disposal of leasehold improvements, equipment, and capitalized software, net of estimated disposal values in accordance with management's integration and consolidation plan. As of September 25, 1999, 86 leases have been terminated and $10.4 million in lease termination fees have been paid and subsequently charged against the facility closure and consolidation reserve along with $6.6 million in losses on the abandonment and disposal of leasehold improvements, equipment, and capitalized software. The Company estimates all facility closures and consolidations will be completed by the end of 1999.

    Termination costs for certain contracts and agreements of $8.2 million include the fees to be paid upon the termination and cancellation of contracts and agreements pursuant to management's integration and consolidation plan. Other direct costs related to the merger of $14.6 million include fees paid to financial advisors, legal counsel, and independent auditors. As of September 25, 1999, $22.8 million had been paid pursuant to the termination of contracts and agreements and to financial advisors, legal counsel, and independent auditors.

    Reserves accrued for the restructuring charges are reflected as an increase in current liabilities on the Company's balance sheet dated September 25, 1999. As of September 25, 1999 the restructuring charges reserve had a balance of $37.2 million, which includes provision amounts of $103.9 million less charges to the reserve of $66.7 million.

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

    Losses on the liquidation of certain duplicative inventories and vendor purchase commitments of $86.1 million include losses on the disposal of duplicative inventories and service parts of $43.6 million. Additional charges of $42.5 million include the estimated losses to be realized on the disposal of other duplicative inventories as additional inventory and service part facilities are consolidated, in accordance with management's integration and consolidation plan, along with certain vendor purchase commitments assumed in the Vanstar merger for which there is no future economic benefit for the combined company. Cash requirements related to the purchase commitments of $14.0 million in 1999 and $20.0 million in 2000 will be paid from the Company's revolving credit facility. As of September 25, 1999, $58.9 million in losses on the liquidation of certain duplicative inventories and vendor purchase commitments, including losses on the disposal of duplicative inventories and service parts, have been charged against the inventory reserve. The remaining inventory reserve balance of $27.2 million which was established for these estimated losses, is reflected as a contra-asset to inventory on the Company's balance sheet dated September 25, 1999. The

                         INACOM CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

8.  RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED)

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

    During the third and fourth quarter of 1998, the Company recognized unusual charges totaling $33.3 million, of which $30.3 million was reflected in selling, general and administrative expenses and $3.0 million was reflected in direct costs. Of these $33.3 million in unusual charges, $27.2 million was recognized in selling, general, and administrative expenses in the third quarter of 1998, of which $21.5 million was reflected in the products segment and $5.7 million was reflected in the services segment. The $33.3 million in unusual charges consist primarily of the write-off of certain equipment and capitalized software, costs to liquidate excess spare parts and certain inventory adjustments. Capitalized software and lease costs of $9.0 million include the write-off of systems associated with the centralized dispatch and scheduling functions and obsolete hardware and software due to the upgrade of call technology implemented by the Company. The Company also liquidated excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor resulting in a net charge of $16.5 million. Inventory adjustments of $5.4 million include costs associated with the early return of certain inventory items to a major vendor in an effort to reduce interest expense and additional inventory reserves to record inventory at lower of cost or market due to the reduced price protection available from major vendors as part of the supply chain reengineering. Other items of $2.4 million consist primarily of the incentive pay to retain certain employees during the restructuring activities and costs associated with the termination of certain marketing commitments.

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

                          SUMMARY OF OPERATING RESULTS
                             (DOLLARS IN THOUSANDS)

                                                                  THIRTEEN WEEKS ENDED
                                            -----------------------------------------------------------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                                 1999           1998(1)            1999           1998(1)
                                            --------------   --------------   --------------   --------------
Revenues:
  Products................................    $1,342,280       $1,433,414           86.8%            86.4%
  Services................................       203,330          224,702           13.2             13.6
                                              ----------       ----------         ------           ------
    Total.................................    $1,545,610       $1,658,116          100.0%           100.0%
                                              ==========       ==========         ======           ======
Gross margin:
  Products................................    $  111,497       $   98,385           58.0%            52.4%
  Services................................        80,872           89,214           42.0             47.6
                                              ----------       ----------         ------           ------
    Total.................................    $  192,369       $  187,599          100.0%           100.0%
                                              ==========       ==========         ======           ======
Earnings (loss) before distributions on
 convertible preferred securities of
 trust:
  Products................................    $    6,132       $  (16,040)          65.6%             N/A
  Services................................         3,210            5,382           34.4              N/A
                                              ----------       ----------         ------           ------
    Total.................................    $    9,342       $  (10,658)         100.0%             N/A
                                              ==========       ==========         ======           ======

                                                                 THIRTY-NINE WEEKS ENDED
                                            -----------------------------------------------------------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                               1999(2)          1998(1)          1999(2)          1998(1)
                                            --------------   --------------   --------------   --------------
Revenues:
  Products................................    $3,758,061       $4,528,207           86.0%            87.6%
  Services................................       609,430          643,184           14.0             12.4
                                              ----------       ----------         ------           ------
    Total.................................    $4,367,491       $5,171,391          100.0%           100.0%
                                              ==========       ==========         ======           ======
Gross margin:
  Products................................    $  245,973       $  314,557           56.9%            55.4%
  Services................................       186,154          253,296           43.1             44.6
                                              ----------       ----------         ------           ------
    Total.................................    $  432,127       $  567,853          100.0%           100.0%
                                              ==========       ==========         ======           ======
Earnings (loss) before distributions on
 convertible preferred securities of
 trust:
  Products................................    $  (90,468)      $    7,938           70.6%            35.4%
  Services................................       (37,700)          14,456           29.4             64.6
                                              ----------       ----------         ------           ------
    Total.................................    $ (128,168)      $   22,394          100.0%           100.0%
                                              ==========       ==========         ======           ======

------------------------

(1) Earnings (loss) before distributions on convertible preferred securities of trust includes the impact of $27.2 million after tax in unusual charges, of which $21.5 million is in products and $5.7 million is in services.

(2) Gross margin includes the impact of $86.1 million in unusual charges, of which $46.5 million is in products and $39.6 million is in services. Earnings (loss) before distributions on convertible preferred securities of trust includes the impact of $139.6 million after tax in restructuring and unusual charges, of which $101.7 million is in products and $37.9 million is in services.

    The following table sets forth for the indicated periods the gross margin percentage of the two operating segments and the consolidated gross margin percentage of the Company.

                                                 THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                                 1999             1998           1999(1)            1998
                                            --------------   --------------   --------------   --------------
Gross margin:
  Products................................        8.3%             6.9%             6.5%             6.9%
  Services................................       39.8             39.7             30.5             39.4
    Consolidated gross margin.............       12.4%            11.3%             9.9%            11.0%

------------------------

(1) Gross margin includes the impact of $86.1 million in unusual charges, of which $46.5 million is in products and $39.6 million is in services.

REVENUES

    Revenues for the third quarter and the first nine months of 1999 decreased $112.5 million or 6.8% and $803.9 million or 15.5% over the third quarter and first nine months of 1998, respectively. The decrease in revenues resulted from a decline in both business segments. Product revenues for the third quarter and the first nine months of 1999 decreased $91.1 million or 6.4% and $770.1 million or 17.0%, respectively, when compared to the same periods in 1998. Services revenues for the third quarter and the first nine months of 1999 decreased $21.4 million or 9.5% and $33.8 million or 5.2%, respectively, when compared to the same periods in 1998.

    In the third quarter of 1999, product revenues decreased primarily as a result of weak market conditions as customers reduced their purchases until the effects of the year 2000 computer rollover ("Y2K") are known. Product revenues for the first nine months of 1999 decreased as a result of the weak market conditions including the Y2K effect mentioned above along with reduced sales momentum during the pendency of the merger with Vanstar. Product revenues through the client direct side of the business decreased $65.3 million or 6.5% and $266.2 million or 8.5% in the third quarter and the first nine months of 1999 compared to the third quarter and the first nine months of 1998, respectively. This decrease was primarily a result of the factors mentioned above. Product revenues through the independent dealer channel decreased
$25.8 million or 6.1% and $503.9 million or 35.8% in the third quarter and the first nine months of 1999 compared to the third quarter and the first nine months of 1998, respectively. Market conditions, including increased pricing pressures in the independent dealer channel and the factors mentioned above, contributed to the decline in the independent dealer channel. Furthermore, with the decrease in inventory levels and the decrease in manufacturer funded programs and incentives in the third quarter and the first nine months of 1999 compared to the third quarter and the first nine months of 1998, the Company continued to focus on more profitable distribution opportunities rather than the high-volume, lower-margin side of the distribution business. In the third quarter of 1999, the Company's product revenue through the independent dealer channel began to improve over the previous quarters of 1999 as the Company increased business under the Compaq Computer Corporation's North American Distributor Alliance Program.

    In the third quarter of 1999, revenues for services decreased as customers reduced projects until the effects of Y2K are known. In the first nine months of 1999, revenues from services decreased as a result of the weak market conditions including the Y2K effect mentioned above along with reduced sales momentum during the pendency of the merger with Vanstar. The decline in product revenues also contributed to the decline for services sold with those products in the third quarter and the first nine months of 1999.

GROSS MARGINS

    The Company's consolidated gross margin percentage increased in the third quarter of 1999 compared to the same period in 1998. This increase was primarily due to an improvement in the gross margin percentage on products. The gross margin percentage on products increased in the third quarter of 1999 compared to the third quarter of 1998 primarily due to the realization of merger-related synergies and cost savings, which result from the leveraging of the combined Company's strength. The gross margin percentage on services was approximately the same in the third quarter of 1999 compared to the third quarter of 1998.

    The Company's consolidated gross margin percentage decreased in the first nine months of 1999 compared to the same period in 1998. This decrease was due to $86.1 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in direct costs (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the Company's consolidated gross margin percentage increased to 11.9% in the first nine months of 1999 compared to 11.0% in the first nine months of 1998. This increase was primarily due to a change in the mix of revenues to include more of the higher-margin services and an improvement in the gross margin percentage on products due to the mix of product revenues to include more of the higher-margin client direct revenues versus lower-margin independent dealer revenues and the realization of merger-related synergies and cost savings. This increase was partially offset by a decline in the gross margin percentage on services in the first nine months of 1999 compared to the first nine months of 1998.

    The gross margin percentage on products decreased in the first nine months of 1999 compared to the first nine months of 1998 due to $46.5 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in the direct costs of products (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the gross margin percentage on products increased to 7.8% in the first nine months of 1999 compared to 6.9% in the first nine months of 1998. This increase was primarily due to a change in the mix of product revenues to include more of the higher-margin client direct revenues versus lower-margin independent dealer revenues and the realization of merger-related synergies and cost savings.

    The gross margin percentage on services decreased in the first nine months of 1999 compared to the first nine months of 1998 primarily due to $39.6 million in unusual charges recognized by the Company in the first quarter of 1999 that were reflected in the direct costs of services (see "Restructuring and Unusual Charges"). Excluding these unusual charges, the gross margin percentage on services decreased to 37.0% in the first nine months of 1999 compared to 39.4% in the first nine months of 1998. This decrease was primarily due to a shortfall in services revenues that resulted in higher direct labor costs as a percentage of revenues. This decrease was partially offset by the adjustment of the services work force that started during the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses in the third quarter of 1999 decreased $20.4 million or 11.0% compared to the third quarter of 1998. SG&A as a percent of revenues decreased to 10.7% in the third quarter of 1999 compared to 11.2% in the third quarter of 1998. This decrease was due to $27.2 million in unusual charges recognized by the Company in the third quarter of 1998 (see "Restructuring and Unusual Charges"). Excluding these unusual charges, SG&A expenses in the third quarter of 1999 increased $6.8 million or 4.3% compared to the third quarter of 1998 and SG&A as a percentage of revenues increased to 10.7% in the third quarter of 1999 compared to 9.6% in the third quarter of 1998. The increase in SG&A as a percentage of revenues was partially due to the shortfall in revenues along with an increase in spending. SG&A expenses were higher due to the Company's decision to accelerate integration projects in the third quarter of 1999 including the conversion of information technology systems and the upgrading of the Company's Indianapolis distribution and customization facility. SG&A expenses also increased due to e-business initiatives, reduced vendor floor planning support for resellers, compensation adjustments made during the quarter, and increased usage of contract labor.

    SG&A expenses in the first nine months of 1999 increased $15.9 million or 3.3% compared to the first nine months of 1998. SG&A as a percent of revenues increased to 11.3% in the first nine months of 1999 compared to 9.2% in the first nine months of 1998. Excluding unusual charges of $27.0 million recognized in the first quarter of 1999 and unusual charges of $27.2 million recognized in the third quarter of 1998 (see "Restructuring and Unusual Charges"), SG&A expenses in the first nine months of 1999 increased $16.1 million or 3.6% compared to the first nine months of 1998. SG&A as a percent of revenues increased to 10.6% in the first nine months of 1999 compared to 8.7% in the first nine months of 1998. The increase in SG&A as a percentage of revenues was partially due to the shortfall in revenues along with the increase in spending in the third quarter of 1999 as mentioned above.

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

    RESTRUCTURING CHARGES

    Restructuring charges of $103.9 million include the cost of involuntary employee separation benefits, leased facility closures and consolidations, losses on abandonment or disposal of leasehold improvements and equipment, termination of certain contracts and agreements, and professional fees associated with the merger. Employee separation benefits of $33.6 million include amounts to be paid for severance, medical, and other benefits for 1,340 permanent full-time employees that will be severed in accordance with management's integration and consolidation plan. As of September 25, 1999, 1,116 employees had been severed and $26.9 million in separation benefits had been paid and subsequently charged against the separation benefits reserve. The Company estimates all separation activities to be completed by the end of 1999.

    Duplicate leased facility closure and consolidation costs of $47.5 million include amounts to be paid for lease termination fees, losses on abandonment or disposal of leasehold improvements, equipment, and capitalized software, net of estimated disposal values in accordance with management's integration and consolidation plan. As of September 25, 1999, 86 leases have been terminated and $10.4 million in lease termination fees have been paid and subsequently charged against the facility closure and consolidation reserve along with $6.6 million in losses on the abandonment and disposal of leasehold improvements, equipment, and capitalized software. The Company estimates all facility closures and consolidations will be completed by the end of 1999.

    Termination costs for certain contracts and agreements of $8.2 million include the fees to be paid upon the termination and cancellation of contracts and agreements pursuant to management's integration and consolidation plan. Other direct costs related to the merger of $14.6 million include fees paid to financial advisors, legal counsel, and independent auditors. As of September 25, 1999, $22.8 million had been paid pursuant to the termination of contracts and agreements and to financial advisors, legal counsel, and independent auditors.

    Reserves accrued for the restructuring charges are reflected as an increase in current liabilities on the Company's balance sheet dated September 25, 1999. As of September 25, 1999 the restructuring charges reserve had a balance of $37.2 million, which includes provision amounts of $103.9 million less charges to the reserve of $66.7 million.

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

    Losses on the liquidation of certain duplicative inventories and vendor purchase commitments of $86.1 million include losses on the disposal of duplicative inventories and service parts of $43.6 million. Additional charges of $42.5 million include the estimated losses to be realized on the disposal of other duplicative inventories as additional inventory and service part facilities are consolidated, in accordance with management's integration and consolidation plan, along with certain vendor purchase commitments assumed in the Vanstar merger for which there is no future economic benefit for the combined company. Cash requirements related to the purchase commitments of $14.0 million in 1999 and $20.0 million in 2000 will be paid from the Company's revolving credit facility. As of September 25, 1999, $58.9 million in losses on the liquidation of certain duplicative inventories and vendor purchase commitments, including losses on the disposal of duplicative inventories and service parts, have been charged against the inventory reserve. The remaining inventory reserve balance of $27.2 million which was established for these estimated losses, is reflected as a contra-asset to inventory on the Company's balance sheet dated September 25, 1999. The Company estimates that all liquidation and disposal activities for duplicative inventory and service parts will be completed by the end of 1999 after all inventory and service part facilities are consolidated.

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

    During the third and fourth quarter of 1998, the Company recognized unusual charges totaling $33.3 million, of which $30.3 million was reflected in selling, general and administrative expenses and $3.0 million was reflected in direct costs. Of these $33.3 million in unusual charges, $27.2 million was recognized in selling, general, and administrative expenses in the third quarter of 1998, of which $21.5 million was reflected in the products segment and $5.7 million was reflected in the services segment. The $33.3 million in unusual charges consist primarily of the write-off of certain equipment and capitalized software, costs to liquidate excess spare parts and certain inventory adjustments. Capitalized software and lease costs of $9.0 million include the write-off of systems associated with the centralized dispatch and scheduling functions and obsolete hardware and software due to the upgrade of call technology implemented by the Company. The Company also liquidated excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor resulting in a net charge of $16.5 million. Inventory adjustments of $5.4 million include costs associated with the early return of certain inventory items to a major vendor in an effort to reduce interest expense and additional inventory reserves to record inventory at lower of cost or market due to the reduced price protection available from major vendors as part of the supply chain reengineering. Other items of $2.4 million consist primarily of the incentive pay to retain certain employees during the restructuring activities and costs associated with the termination of certain marketing commitments.

FINANCING EXPENSE

    Financing expense was $11.6 million and $35.2 million in the third quarter and the first nine months of 1999, respectively, versus $16.8 million and $52.8 million in the third quarter and the first nine months of 1998, respectively. Financing expense in the third quarter and the first nine months of 1999 decreased when compared to the same periods in 1998 primarily as a result of lower borrowings. The decrease in borrowings resulted from a reduction in inventory levels and an increase in accounts payable levels.

DISTRIBUTION ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX

    In October 1996, the Vanstar Financing Trust (the "Trust"), a special purpose financing trust formed by Vanstar, issued 4,025,000 6 3/4% trust convertible preferred securities. Distributions on the convertible preferred securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security ($201,250,000 in the aggregate) and are included in "Distributions on convertible preferred securities of trust, net of income taxes" in the Consolidated Statements of Operations. The distributions on the convertible preferred securities of the trust, net of income taxes, totaled $2.2 million in the third quarter of 1999 and 1998 and $6.7 million in the first nine months of 1999 and 1998.

NET EARNINGS (LOSS)

    Net earnings (loss) are reported after giving effect to the distributions on convertible preferred securities of trust. Net earnings for the third quarter of 1999 were $7.1 million, or $0.15 per diluted share, compared to the net loss for the third quarter of 1998 of $12.9 million, or $0.29 per diluted share. Excluding the unusual charges recognized in the third quarter of 1998 of $27.2 million after tax (see "Restructuring and Unusual Charges"), the net earnings for the third quarter of 1998 were $14.3 million, or $0.31 per diluted share. Excluding unusual charges in the third quarter of 1998, the decrease in net earnings in the third quarter of 1999 compared to the same quarter of 1998 resulted from the factors discussed above.

    Including the impact of the restructuring and unusual charges recorded by the Company in the first quarter of 1999 and unusual charges recorded by the Company in the third quarter of 1998 (see "Restructuring and Unusual Charges"), the net loss for the first nine months of 1999 was $134.9 million, or $2.98 per diluted share, compared to a net earnings for the first nine months of 1998 of $15.7 million, or $0.36 per diluted share. Excluding the restructuring and unusual charges of $139.6 million after tax recognized in the first quarter of 1999 and unusual charges of $27.2 million after tax recognized in the third quarter of 1998, net earnings for the first nine months of 1999 was $4.7 million, or $0.10 per diluted share, compared to net earnings for the first nine months of 1998 of $42.9 million, or $0.94 per diluted share. The decrease resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are provided through a $450.0 million revolving credit and amortizing term loan facility with Deutsche Bank, as agent, and a $350.0 million asset securitization program with Nesbitt Burns Securities, Inc., as agent. The Company's capital resources also include $201.3 million in Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely convertible subordinated debt securities of the Company. The Company also maintains a floor planning facility for IBM product purchases with IBMCC and a floor planning facility for Compaq product purchases with Deutsche Financial Services Corporation.

    In April 1999, the Company entered into a $450.0 million revolving credit and amortizing term loan facility with Deutsche Bank, as agent. This new facility is a combined senior secured $250.0 million revolving credit facility and $200.0 million amortizing term loan. On September 25, 1999, $385.0 million was outstanding under the facility, of which $210.0 million was outstanding under the revolving credit portion and $175.0 million was outstanding under the amortizing term loan portion, at an interest rate of 7.7%.

    In December 1996, the Company established an asset securitization facility, which was amended in May 1999 to provide the Company with up to $300.0 million in available credit. This amount was increased to $350.0 million in July 1999. Pursuant to this asset securitization facility, the Company, through a wholly-owned subsidiary, sells an undivided percentage ownership interest in certain pooled trade accounts receivable. As of September 25, 1999, the gross proceeds resulting from the sale of the percentage ownership interests in the pooled trade accounts receivable totaled $320.0 million. On September 25, 1999, the implicit interest rate on the trade accounts receivable sale transaction was 5.9%.

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

    The Company's credit facilities contain certain restrictive covenants, including the maintenance of minimum levels of working capital and net worth, limitations on the amount of funded debt and interest expense, limitations on incurring additional indebtedness, and restrictions on the amount of dividends the Company can pay to stockholders. As of September 25, 1999, the Company was in compliance with the covenants contained in these agreements.

    The Company occasionally uses derivative financial instruments to limit the effect of increases in the interest rates on certain floating-rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. As of September 25, 1999, the Company had two separate interest rate swap agreements each for an aggregate notional amount of $100 million with unrelated financial institutions, which were entered into in November 1998 and January 1999, and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 4.7% and 5.0%, respectively. The November 1998 interest rate swap is a four-year agreement with a call provision at the provider's option after three years. The January 1999 interest rate swap agreement is a three-year agreement with a call provision at the provider's option after two years. A separate interest rate swap agreement for an aggregate notional amount of $100 million with an unrelated financial institution, which was entered into in September 1998, and resulted in certain floating-rate interest payment obligations becoming fixed-rate interest payment obligations at 5.2%, expired in August 1999. As a result of the above-mentioned swap agreements, financing expense decreased approximately $0.1 million in the third quarter and the first nine months of 1999.

    During the first nine months of 1999, the Company generated $208.2 million of cash from operations. An increase in accounts payable increased cash from operations by $157.8 million during the first nine months of 1999 with a portion of the increase offset by an increase in inventory which decreased cash from operation by $6.0 million. An increase in accounts receivable, excluding the effects of the sales under the asset securitization programs, decreased cash flow from operations by $8.1 million. A decrease in accrued and other liabilities decreased cash from operations by $15.7 million while a decrease in prepaid expenses and other assets increased cash flow from operations by $13.8 million.

    The Company used $132.1 million in cash for investing activities in the first nine months of 1999. Cash of $68.8 million was used to make payments associated with restructuring and unusual charges, cash of $47.7 million was used to purchase fixtures and equipment, cash of $8.6 million was used for business combinations including contingent payments on prior years' business combinations, and cash of $7.0 million was used for additions to other assets.

    Net cash used in financing activities in the first nine months of 1999 totaled $87.1 million. $141.5 million was used to repurchase the Company's convertible subordinated debentures, $86.0 million was used to reduce amounts outstanding under the asset securitization programs, $28.5 million was used to pay the current portion of long-term debt, $26.5 million was used to reduce amounts outstanding under the revolving credit and working capital facilities, and $8.8 million was used to pay debt issuance costs associated with the new revolving credit and amortizing term loan facility. This was partially offset by $200.0 million in proceeds from the amortizing term loan facility and $4.2 million in cash provided by the issuance of stock under employee stock plans.

    The Company believes the funding expected to be generated from operations and provided by the credit facilities existing on September 25, 1999 will be sufficient to meet working capital and capital investment needs in 1999.

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

    The Company completed the remediation of its critical business systems during the fourth quarter of 1998. The Company completed the testing and implementation of its non-critical business systems during the third quarter of 1999. The Company replaced non-compliant systems acquired during its merger with Vanstar during the third quarter of 1999. During the third quarter of 1999 the Company also completed the testing and implementation of its Non-IT Systems, which are primarily located at its distribution centers and office locations.

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

    The Company believes that the most reasonably likely worst case Y2K scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000, with a resulting disruption of product shipments and services to the Company's customers. As part of its Y2K process, the Company has developed contingency plans with respect to such a scenario and the vendors who are either unable or unwilling to develop remediation plans to become Y2K compliant. The Company's contingency plans contain a combination of actions including increasing inventory levels of products and components and selective resourcing of business to Y2K compliant vendors.

    The Company had incurred approximately $6.2 million of Y2K project expenses as of September 25, 1999. Future expenses are estimated to include approximately $0.2 million of additional costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

                         INACOM CORP. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

     27       Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 25, 1999.

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

Dated this 9th day of November, 1999.